Form 10KSB40
period 1999-10-31
BIGHUB COM INC
filed 2000-01-28
CIK 1093192

--------------------------------------------------------------------------------
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                ---------------
                                  FORM 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
    ----------------------------------------------------------------------
   ACT OF 1934
   ------------

For the fiscal year ended October 31, 1999     Commission File Number: 000-27107
------------------------------------------     ---------------------------------


                              THE BIGHUB.COM, INC.
                     (Small Business Issuer in its Charter)
                     --------------------------------------


         Florida                                  65-0580634
         -------                                  ----------
(State or other jurisdiction of                (I.R.S. Employer
-------------------------------               Identification No.)
incorporation or organization)
------------------------------

2939 Mossrock, Suite 100, San Antonio, TX            78230
-----------------------------------------            -----
 (Address of principal executive offices)          (Zip Code)

   Issuer's Telephone Number:                    (210) 979-9228
   -------------------------                     --------------

        Securities registered under Section 12(b) of the Exchange Act:
        (Title of each class)      (Name of each exchange on which registered)
                NONE                                  N/A
                ----                                  ---

        Securities registered under Section 12(g) of the Exchange Act:
        --------------------------------------------------------------
                             (Title of each class)
                         Common Stock, par value $.001
                         -----------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES(x)    NO( )
                                                            ------    -----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
(X)
---

State issuer's revenues for its most recent fiscal year:  $35,914.

State the aggregate market value of the voting stock held by non-affiliates of the issuer (based upon 9,264,726 shares held by non-affiliates and the closing price of $3.1875 per share for Common Stock in the over-the-counter market as of December 31, 1999): $29,531,314.

Number of shares of the issuer's common stock, par value $.001, outstanding as of December 31, 1999: 16,105,976 shares.

Number of shares of the issuer's preferred stock, par value $.001, outstanding as of December 31, 1999: None.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format    YES (   )    NO (X)
--------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information contained herein (as well as information included in oral statements or other written statements made or to be made by The BigHub.com) contains statements that are forward-looking, such as statements relating to anticipated future revenues and expenses of the Company and the success of current and planned product offerings. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on behalf of The BigHub.com, Inc. The potential risks and uncertainties include, among others, limited operating history, competitive and economic factors of the marketplace including acceptance of the Company's proprietary search engine and licensed e-commerce technology and content products, the continued growth and acceptance of the Internet, Year 2000 issues, and the state of the economy.

General

         The BigHub.com, Inc. (the "Company" or "The BigHub.com") was organized as a Florida corporation in February 1995, under its original name, Coordinated Healthcare, Inc. In October 1995, pursuant to the terms of an Agreement and Plan of Merger, Optima Medical Group of Hialeah, Inc. and Optima Medical Group of No. Miami, Inc. were merged into the Company. Following the merger to August 1998, the Company was a physician management company that operated primary care medical clinics in South Florida. During this time the Company affiliated with physicians in order to provide a full-range of high-quality, cost effective physician services. In July 1998, the last of the Company's medical clinics was sold in consideration for the purchaser's assumption of substantially all of the Company's liabilities. The other medical clinic had been sold in November 1997. The Company's prior management decided to dispose of its last medical clinic and terminate its physician management operations because (i) competition in South Florida was too well established, (ii) the Company was experiencing continued operating losses and (iii) the chances of the Company becoming profitable was not likely. Additionally, management determined that there were e-commerce opportunities on the Internet with low costs to entry.

         On July 29, 1998, the Company amended its Articles of Incorporation to change its name to iSleuth.com, Inc. Following its name change, on August 7, 1998, the Company acquired one hundred percent (100%) of the issued and outstanding common stock of Maverick Communications Corp., a Florida corporation (the "Subsidiary" or "MCC"), from I-Commerce Group, Inc. (formerly known as SJI Group, Inc.). MCC's only substantive asset was an option to purchase an Internet meta-search engine that was executed shortly after the acquisition. The Company's total purchase price for MCC and the exercise of MCC's option to acquire the search engine was $567,140 and was comprised of 1,700,000 shares of the Company's voting common stock, valued at $255,000 (estimated at $0.15 a share per the current private placement memorandum outstanding on the date of issuance), and 1,000,000 shares of the Company's preferred stock, valued at $150,000, and the assumption of liabilities in the amount of $162,140. The acquisition was accounted for as a purchase and, accordingly, the operating results pertaining to MCC subsequent to the date of the acquisition have been included in the Company's consolidated operating results. The total purchase price was fully allocated to the search engine. The value was subsequently written down in fiscal 1999. Following the assignment of the option to the Company, MCC has been an inactive subsidiary. The meta-search engine was not in use on the Internet prior to its acquisition by the Company.

         On April 29, 1999, the Company changed its name to The BigHub.com, Inc. and began to build a new management team. As discussed more fully below, the Company is now in the process of upgrading its search engine intellectual property and related Internet site to become a compelling destination Portal alternative on the Internet. The meta-search engine technology as originally purchased by the Company enabled consumers to search multiple sites concurrently, but returned the results in a serial fashion. For instance, Yahoo, InfoSeek, AltaVista, Excite, WebCrawler, Hotbot and Lycos could all be searched to locate "books." The results for Yahoo would be returned, followed by AltaVista and the remaining search engines.

         With respect to the Company's current upgrading efforts, the most significant enhancement to the search engine

"MegaSearch" is the ability to return summarized results. The Company is enhancing the search engine to summarize the top results from each search engine and return a single set of results. Additionally, any results duplicated on multiple search engines would be consolidated into a single response. This enhancement makes it simpler for the consumer to locate information quickly and effectively.

     Another enhancement is to implement the capability to store a consumer's profile for their favorite search engines. Consumers will then be able to search their preferred search engines without having to make the selection each time.

     Additionally, a further enhancement will be the ability to search the fastest three search engines for a response. The Company has often found the performance of some of the top search engines to be sluggish depending on the time of day and load. The Company's search engine will continually track performance and availability of the search engines in order to provide optimal overall performance to our consumers.

     The Company intends to host a array of affiliated shopping alternatives covering many categories of general and special merchandise as well as consumer credit and consumer insurance. The goal of the Company is to use Internet marketing and its proprietary search engine to engage Internet users and demonstrate to them the advantages of using the The BigHub.com, Inc. either as their search engine of choice or their "home page" of choice.

The Meta-Search Engine

     There are generally two types of Internet search engines: the standard search engine and the meta-search engine. The standard search engine features a large proprietary database that contains a large index of key words and the corresponding Web site locations where those keywords can be found throughout the millions of Web sites accessible via the Internet. An Internet user can access a standard search engine software Web site via the Internet and can issue a keyword search to the search engine's software. The search engine software then searches its database for the keyword and returns to the Internet user a list of Web site locations where the keyword can be found. These search engines are a great tool to easily locate and research information from among the millions of Web sites currently linked to the Internet. The standard search engine features a proprietary database or index of keywords and corresponding Internet Web site locations. These databases are constantly enhanced and enlarged by so-called web-crawler software. This is software that continuously accesses and reviews Web sites for the location of keywords. These additional keywords and locations are then added to the database, thus increasing the search capabilities of that particular standard search engine.

     A meta-search engine is different from a standard search engine because it does not contain its own database of keywords and corresponding locations. Rather, the meta-search engine taps into the power of several standard search engines. A meta-search engine is a software program that accepts keyword search inquiries from Internet users via the Internet and re-issues those search inquiries, again via the Internet, to several of the popular standard Internet search engines. The search responses received from the standard search engines are compiled by the meta-search engine software and reported back to the original Internet user-inquirer. The Company believes that the ability to quickly and easily search several standard search engines at once is a compelling and attractive alternative to the Internet user.

     There are several best in class standard search engines available on the Internet today. Unfortunately, with the explosion of new sites on the web, it is impossible for each of them to crawl and index all the pages and information that is currently available. Using the Company's MegaSearch engine the consumer is able to take the best from all search engines and review them in both a serial or summarized fashion.

     Additionally, major standard search engines experience both performance and availability problems. A recent example is with AltaVista when they announced their free Internet Service Provider ("ISP") services. The AltaVista search engine was down for several hours. During this time the Company's MegaSearch engine was still running strong. It just indicated that AltaVista was temporarily down.

     Performance issues are much more common with standard search engines on a daily basis. In the high-speed world of the Internet, consumers want information immediately. If they're unable to obtain it, they simply move on to the next site. The MegaSearch engine acts as a buffer to provide the best information to the consumer on a continual basis even when source search engines are experiencing performance problems or are unavailable.

     By aggregating the search results from all the top search engines to provide a comprehensive set of results, the Company's MegaSearch engine will find more search responses than the standard search engine. As indicated above, it is difficult, if not impossible, for the top search engines to keep their entire database updated on a daily basis. Using MegaSearch, a consumer has access to the most up-to-date information from all the top search engines with one single search. Although a consumer could run the search on each individual search engine separately, this would take much more time and the results would not be summarized nor would duplicates be eliminated.

     In addition to the MegaSearch capabilities, the Company's search engine is the only meta-search engine available today with over 2,600 categorized specialty search engines. A consumer can navigate through 19 categories of specialty searches ranging from Arts and Humanities, Business and Computers to Society and Culture, Sports and Travel. A keyword search capability is also available in order to locate a specific specialty search.

     The Company's MegaSearch, combined with the categorized specialty searches, is a unique one-two combination of searches that the Company believes is not offered anywhere else on the Internet, which is the Company's key differentiator and should make it attractive to consumers.

Business Expansion; Capital Growth

     The Company is aggressively pursuing the spiral branding advantage of the "Big" company affiliates, upgrading its search engine, and improving the overall community value of its Web site. The Company will capitalize on the "spiral branding" technique, as the meta-search engine, the Company's "Big" affiliates, such as The BigStore.com and Biomerica, Inc. (d/b/a on the Internet as the BigRX.com), will drive additional customer traffic to the Company's web. Among the "Big" Web sites, the Company will develop a search syndication network whereby a network of Web sites will have integrated The BigHub search engine service into their sites as well as links on other sites that will direct consumer traffic to the Company's site. Ultimately, the Company desires to create a single closed and gated community that meets virtually all of the merchandise, service, and content needs of its customers. The term "single gated and closed community" as used by the Company means that a customer can give their name, address and credit card information just once and be able to purchase products from any of the "Big" affiliates. This structure will be considerably easier to use and the customer should feel safer at the same time because they will only be giving their personal information one time.

     The Company anticipates generating revenue from several sources, including advertising, community features and services, and affiliated retail and consumer companies operating under the group brand of the "Big" and Private Labeling, where the Company provides an entity with a turnkey solution for internet e-commerce for business to consumer and business to e-commerce clients. This will include all front end and back end transaction processing as well as access to an e-commerce content of up to approximately 5,000,000 SKU's through an exclusive worldwide master license agreement with The BigStore.com, Inc.
Current affiliated companies include The BigStore.com, Inc. and Biomerica, Inc. (d/b/a The BigRx.com), and the Company is presently negotiating an affiliation with The BigBallot, Inc. Each entity's affiliation with the Company is pursuant to a strategic marketing agreement, or similar contractual arrangement, with a term ranging from three (3) to five (5) years, and customary renewal provisions. Initially, each "Big" affiliate will pay a negotiated annual fee to the Company, in the form of either cash or a grant of securities, to be an affiliated company branded under the "Big" label. Each "Big" affiliate will be promoted throughout The BigHub.com web site. The Company believes that the key benefits to belonging to the "Big" network will be the ability to leverage branding, marketing and user/customer information. In addition, the Company is developing new technology which will enable it to provide customers with a universal shopping cart which will allow customers to shop across all affiliate web sites in one purchase transaction. Further, affiliates will be able to leverage certain customer information that is gathered from all affiliate web sites which will allow affiliates to sell precision-targeted advertising. All "Big" affiliates will be identified on the Company's web site through the use of banners and links.

     Prior to April 30, 1999, the Company had spent approximately $250,000 for the development of the meta-search engine. The Company anticipates that it will incur significant expenditures (approximately $6,000,000) to enhance its meta-search engine technology and develop additional technologies.

     In July, 1999, the Company concluded a private placement of its common stock in an offering exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), under Section 4(2) of the Act and Rule 506 of Regulation D. The Company raised $1,500,000 in connection with this offering from the sale of common stock to three (3) accredited investors at a price of $5.28 per share, which represents the closing price of the Company's common stock as reported on the OTC Bulletin Board on June 3, 1999, the date such purchasers subscribed to purchase the shares of common stock.

Lack of Profitability, Potential Losses

     From its inception in February 1995, through October 31, 1999, the Company has experienced aggregate losses of $4,748,984. Further, a key element of the Company's strategy consists of an aggressive marketing plan for its proprietary meta-search engine and destination Portal on the Internet. This strategy may result in continued net losses for the Company during this transition and expansion phase due to costs associated with technology development and the anticipated marketing costs for the promotion of the Company's proprietary search engine and destination Portal in its market area. Results of operations in the future will be influenced by numerous factors including, among others, expansion, the Company's ability to drive traffic to its Web site, to attract "Big" affiliates, provide superior customer service and retain qualified personnel. The Company may incur problems, delays, expenses and difficulties during this stage, many of which may be beyond the Company's control. These include, but are not limited to, unanticipated regulatory compliance, marketing problems and intense competition that may exceed current estimates. There is no assurance that the Company will ever operate profitably.

Management of Growth

     In order to maximize potential growth in the Company's market opportunities, the Company believes that it must expand rapidly and significantly upon its entrance into the market place. This impetus for expansion will place a significant strain on the Company's management, operational and financial resources. In order to manage growth, the Company must implement and continually improve its operational and financial systems, expand operations, attract and retain superior management and train, manage and expand its employee base. The Company cannot guarantee that it will effectively manage the rapid expansion of its operations, that its systems, procedures or controls will adequately support its operations or that the Company's management will successfully implement its business plan. If the Company cannot effectively manage its growth, its business, financial condition and results of operations could suffer a material adverse effect.

     The Company expects that it will require additional equity and/or debt financing prior to becoming cash self-sufficient. The Company cannot give assurance that it will successfully negotiate or obtain additional financing, or that it will obtain financing on terms favorable or acceptable to it. The Company does not have any commitments for additional financing. The Company's ability to obtain additional capital depends on market conditions, the global economy and other factors outside its control. If the Company does not obtain adequate financing or such financing is not available on acceptable terms, the Company's ability to finance its expansion, develop or enhance products or services or respond to competitive pressures would be significantly limited.
The Company's failure to secure necessary financing could have a material adverse effect on its business, prospects, financial condition and results of operations.

Competition

     The online commerce market for search engines, portals and Internet Service Providers ("ISP's") is rapidly evolving and intensely competitive. The Company's current or potential competitors include:

 .  AOL, Yahoo, Excite, MSN, AltaVista and others.
 .  Meta-search engines such as Byte Search, Cyber 411, Debriefing, DogPile and
   Meta Crawler
 . Online portals that have specialized consumer retail and consumer service offerings, C/net's Computer Shopper, Imall, NetMarket and others.

     The Company believes that the principal competitive factors in the online commerce market are:

 .  Accessibility;
 .  Brand recognition;
 .  Brand selection;
 .  Personalized services;
 .  Consumer service;
 .  Convenience;

 . Quality of editorial and other site content; and . Reliability

     Many of the Company's competitors have operating histories, large customer bases, greater brand recognition and significantly greater financial, marketing and other resources. Certain of the Company's competitors have the financial resources to devote greater resources to marketing and promotional campaigns and to devote substantially more resources to Web site and systems development. Increased competition may result in reduced operating margins and a diminished brand franchise. The Company cannot assure potential investors that the Company will compete successfully against future competitors.

Intellectual Property and Proprietary Rights

     The Company's success depends substantially upon its proprietary technology, including its meta-search engine, related site software and database technology. The Company will rely on a combination of trademark, copyright and trade secret laws, as well as confidentiality agreements and technical measures to protect its proprietary rights. Much of the Company's proprietary information may not be patentable, and the Company does not currently possess any patents. The Company currently has registered copyrights covering the Internet Sleuth meta-search engine. The Company has applied to register its "The BigHub.com" trademark and logo and will apply to register certain other trademarks in the United States and/or foreign jurisdictions.

Employees

     As of December 31, 1999, the Company employed 11 full-time employees. We also engage the services of various outside consultants including The BigStore.com, Inc. (See Part III, Item 12 "Certain Relationships and Related Transactions" herein)

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company currently has two (2) business offices. The Company's principal executive office resides in San Antonio, Texas, where the Company is being provided office space free of charge by a corporation controlled by the Company's Chairman of the Board. The Company also has a regional office in Newport Beach, California, where it is subleasing space from The BigStore.com, Inc., an affiliated entity, which has a common director and certain common officers and shareholders. The Lease is month to month at a rental of $6,800 per month. The premises are in good condition and adequately insured. The Company plans to open a regional office in the New York City area. Sales and marketing functions will be the primary purpose of the regional offices.

ITEM 3.  LEGAL PROCEEDINGS

     As of the date hereof, the Company is not a party to any material pending legal proceeding and is not aware of any threatened legal proceeding, with the exception of a lawsuit threatened by TomCo Holdings, Inc., a former consultant to the Company which has asserted a claim for consulting fees allegedly payable by the Company. The Company believes the claims of TomCo Holdings, Inc. are without merit and intends to vigorously contest them.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the over-the-counter market. The following sets forth the range of high and low bid quotations for the periods indicated as reported by Nasdaq Trading and Market Services. Such quotations reflect prices between dealers without retail mark-up, markdown or commission and may not represent actual transactions and is quoted on the OTC Bulletin Board under the symbol BHUB. The stock is thinly traded and transactions in the stock are sporadic and infrequent.

                         Quarter Ended                     High Bid             Low Bid
                         -------------------               --------             -------

                         October 31, 1999                    $ 7.63               $2.56
                         July 31, 1999                       $16.88               $4.81
                         April 30, 1999                      $10.13               $5.25
                         January 31, 1999                    $21.25               $0.88
                         October 31, 1998                    $ 9.25               $0.05
                         July 31, 1998                       $ 0.75               $0.03
                         April 30, 1998                      $ 1.56               $0.19
                         January 31, 1998                    $ 2.56               $0.50

     There was no trading activity report for the Company's Common Stock prior to the fiscal quarter ended January 31, 1998.

     As of December 31, 1999, there were approximately 84 holders of record of the Company's Common Stock.

    The Company has never paid a cash dividend on its Common Stock nor does the Company anticipate paying cash dividends on its Common Stock in the near future. It is the present policy of the Company not to pay cash dividends on the Common Stock but to retain earnings, if any, to fund growth and expansion. Any payment of cash dividends on the Common Stock in the future will be dependent upon the Company's financial condition, results of operations, current and anticipated cash requirements, plan for expansion, as well as other factors the Board of Directors deems relevant.

     The following provides information concerning all sales of securities within the last fiscal year that were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

     1. In December 1998, concurrent with the creation of Class A Special Preferred Stock, the Company issued to one accredited investor 7,750,000 shares of the Class A Special Preferred Stock in exchange for such investor's conversion of 5,000,000 shares of Preferred Stock and the creation of a $1,000,000 line of credit with the Company's then principal shareholder. The fair market value of the common stock and the preferred stock on the date of exchange was $0.15 based on the July 1998 Private Placement. The shares were issued in a private, unsolicited transaction pursuant to an exemption from registration under Section 4(2) of the Securities Act.

     2. In December 1998, the Company issued an aggregate of 500,000 shares of the Class A Special Preferred Stock to two sophisticated investors in exchange for professional accounting and administrative services. Management estimated fair market value at $0.15 per share based on the July 1998 Private Placement. The shares were issued in a private, unsolicited transaction pursuant an exemption from registration under Section 4(2) of the Securities Act.

     3. In December 1998, the Company completed a private placement of its Common Stock pursuant to Rule 504 of Regulation D as promulgated by the Securities and Exchange Commission under the Securities Act. The Company issued a total of 1,600,000 shares of Common Stock to four (4) investors in consideration for the cancellation of $442,827 of outstanding indebtedness to the investors. The investors had purchased the obligations from the original lender.

     4. In January 1999, the Company issued an aggregate of 192,000 shares of Common Stock at a price of $0.15 per share to 9 individuals in exchange for cash. The shares of Common Stock sold in this transaction represent the balance of shares from the Company's July 1998 private placement. The issuance was exempt from registration under either Rule 504 or Rule 701.

     5. In April 1999, the Company offered to redeem both its outstanding shares of Preferred Stock and outstanding shares of Class A Special Preferred Stock, with each share being redeemed for one share of Common Stock. All 1,000,000 outstanding shares of Preferred Stock and 2,062,500 outstanding shares of Class A Special Preferred Stock were redeemed. In connection with the redemption, the Company issued 3,062,500 shares of Common Stock. The shares of Common Stock were issued in a private, unsolicited transaction pursuant to an exemption from registration under Section 4(2) of the Securities Act.

     6. In June 1999, in order to reduce the voting control attendant to the Class A Special Preferred Stock, the Company negotiated the redemption of the remaining 6,187,500 outstanding shares of Class A Special Preferred Stock. In connection with the redemption, each outstanding share of Class A Special Preferred Stock was redeemed for 1.3232 shares of Common Stock, with a total of 8,187,501 shares of Common Stock being issued in connection with the redemption. The shares of Common Stock were issued in a private, unsolicited transaction pursuant to an exemption from registration under Section 4(2) of the Securities Act.

     7. During the fiscal year ended October 31, 1999, the Company issued 61,000 shares of its Common Stock at $0.15 per share to three (3) sophisticated investors in exchange for consulting services rendered in a private, unsolicited transaction pursuant to an exemption from registration under Section 4(2) of the Securities Act.

     8. In June 1999, the Company issued 284,090 shares of its Common Stock at $5.28 per share in exchange for cash to three (3) accredited investors pursuant to Rule 506 of Regulation D, as promulgated by the Securities and Exchange Commission under the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     The following discussion is based upon, and should be read in conjunction with, the audited financial statements of the Company as at and for the years ended October 31, 1999 and 1998, together with the notes thereto.

     During the periods presented, the Company disposed of Coordinated Healthcare, Inc. and underwent a restructuring of its core business to Internet e-commerce. Accordingly, the Company believes that the following presentation of comparative results of operations, while required, is not meaningful. In addition, the Company believes that historical results are not indicative of future results.

     This Form 10-KSB contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements.

Results of Operations

     Fiscal Year Ended October 31, 1999 Compared With the Fiscal Year Ended
     ----------------------------------------------------------------------
October 31, 1998 (as restated).
------------------------------

     For the year ended October 31, 1999, the Company had revenues of $35,914 and reported a loss from continuing operations before discontinued operations and extraordinary gain on forgiveness of debt of ($4,023,451), or ($0.59) per share. This compares to a restated loss before discontinued operations and extraordinary gain on forgiveness of debt of ($223,668), or ($0.32) per share for 1998, on revenues of $6,292. Operating expenses increased in the year ended October 31, 1999 to $3,570,729 from $223,577 in the year ended October 31, 1998 (as restated), an increase of $3,347,152.

     During the fiscal year ended October 31, 1999, general and administrative expenses increased by $2,948,579 to $3,146,982 from the $198,403 reported in the prior fiscal year (as restated). This change resulted from the increase in the overall business development activities of the Company including upgrading its search engine and web site and developing new sources of revenue, in contrast to the prior year's activities which were centered around the restructuring of the Company's core business to Internet e-commerce.

     Depreciation expense increased by $169,966 to $195,140 in fiscal 1999 compared to $25,174 in 1998 (as restated). This increase is primarily attributable to the depreciation over a full fiscal year of the search engine and website compared with approximately two months of search engine and website depreciation recorded in fiscal 1998 because of the acquisition date of the search engine and website.

     Interest expense increased by $447,388 to $453,563 in fiscal 1999 (1998 as restated: $6,175) primarily as a result of interest expense imputed as a result of the redemption of 5,000,000 shares of the Company's Preferred Stock for 7,750,000 shares of the Company's Class A Special Preferred Stock.

     Included in the net loss of ($504,361), or ($0.72) per share, for the year ended October 31, 1998 (as restated) was a net loss from discontinued operations of ($280,723) (See Part I, Item 1 "Description of Business; General").

Liquidity and Capital Resources

     During the fiscal year ended October 31, 1999, the Company's net cash position increased by $87,214. Although the Company generated $2,478,800 from financing activities, the Company's operating and investing activities used net cash of $2,391,586. These activities contributed to a net working capital deficit as of October 31, 1999 of ($3,039,196).

     During fiscal 1998, the Company, in connection with the acquisition of all the common stock of MCC, acquired an Internet search engine and web site for a total purchase price of $567,140. The purchase price was comprised of 1,700,000 shares of the Company's voting common stock, valued at $255,000, (estimated at $0.15 per share, based on the current private placement memorandum outstanding on the date of issuance) and 1,000,000 shares of the Company's preferred stock, valued at $150,000, and the assumption of liabilities in the amount of $162,140. The acquisition was accounted for as a purchase and, accordingly, the operating results pertaining to MCC subsequent to the date of the acquisition were included in the Company's operating results for the year ended October 31, 1998.

     At the time the Company completed its acquisition of the Search Engine and began operating the Search Engine on the Internet at www.isleuth.com, there were only about four (4) other meta-type search engines on the Internet. During the course of the ensuing months, the Company entered into various agreements to add content to and sell advertising on its web page. As the Company's financial statements for the year ended October 31, 1998 indicate, revenue generated by the Company during such time period was minimal.

     During the period from September 1998 to May 1999, while the Search Engine continued to operate on the Internet, the Company did little to enhance, modify or upgrade the underlying technology. As is typical with the Internet and with technology in general, that which is a quality product or technology one day could be replaced by better, faster and more technologically advanced products or technologies only months later. The Company's new management found this to be the case when it joined the Company in May 1999. While the Search Engine technology was adequate in September 1998, because the Company had not taken any substantial steps to upgrade or modify the technology, management determined that the Search Engine was no longer a competitive product on the Internet nor was it as attractive to the consumer.

     Management, acting upon its concern regarding the recorded value of the search engine and web site, consulted with a regional independent accounting firm with respect to its interim financial statements and the accounting firm also questioned the valuation of the Search Engine.

     As a result, the Company performed an analysis of the search engine and website in accordance with Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") in order to determine if the Company had a long-term asset impairment issue. The following is the Company's review and conclusion with respect to certain of the SFAS 121 factors.

1.  A significant decrease in the asset's market value.  Based on this factor,
    --------------------------------------------------
the Company has determined that some degree of asset impairment was likely due to the fact that at the time of the initial purchase and valuation of the Search Engine, only about four other comparable meta-search engines existed. As of May 31, 1999, there were approximately 20 meta-search engines that were as or more technologically advanced than the Company's Search Engine. Furthermore, in order to be as technologically advanced as the top existing search engines such as goto.com and dogpile.com, the Company believes that it will need to incur a
--------     -----------
minimum of $1.5 million in additional development costs in the near term and up to $6.4 million before the Company even becomes profitable.

2.  A significant change in the way an asset is used.  Prior to May 31, 1999 the
    -------------------------------------------------
Search Engine had been used by the Company under the name The Internet Sleuth (a name which the Company completely abandoned when it changed its corporate name from I-Sleuth.com to the BigHub.com) solely to generate revenue from banner ads, based on the number of visitors to the Company's web site. By contrast, the Company as part of its new business and Internet strategy views banner ads as less than 3% of its projected revenue stream. Banner ads can no longer be relied on as a reliable revenue source due to the existence and use of software packages that block them from appearing on the user's screens thereby allowing web pages to load more quickly. The Company now anticipates that a majority of its revenues will come from affiliate fees and click-throughs. The Company envisions that the consumer will use the Search Engine as a tool to locate products and services and match buyers and sellers of such products and services. As the Search Engine becomes a more powerful tool for consumers, affiliated entities and sponsors will benefit from the increased traffic on the Company's web site.

3.  A current period or history of operating or cash flow losses that implies
    -------------------------------------------------------------------------
continuing losses associated with an asset used to generate revenue.  The
--------------------------------------------------------------------
Company incurred losses of approximately $900,000 from the date of acquisition of the Search Engine through April 30, 1999. Furthermore, an estimated additional $6.4 million will have been spent on Search Engine enhancements and web site development before the Search Engine contributes to a profitable quarter

    Based upon the above, the Company retained an independent appraiser to determine, among other things, the fair market value of the Company as of May 31, 1999.

    In accordance with SFAS 121, the Company recorded an impairment loss on its Internet search engine and web site based in part on the valuation of the Company, performed by an independent appraiser. During the year ended October 31, 1999, management of the Company determined that $228,607 of the Internet search engine and web site had been impaired. Accordingly, the Company charged this amount to operations in the current year. No additional impairment has been determined by management as of October 31, 1999.

    During the year ended October 31, 1999, the Company sold 284,090 shares of common stock in private placement transactions for net proceeds to the Company
of $1.5 million.    During the past six months, the Company has relied heavily on funds borrowed from a principal shareholder, with $780,000 having been supplied in this manner as of December 31, 1999. The Company may be required to borrow additional funds from this shareholder or other sources. There cannot be any assurances that funds will continue to be available from this shareholder or any other source.

    Because the Company has incurred cumulative losses from inception through October 31, 1999 of $4,748,984, had a working capital deficit of approximately $3,039,196 as of October 31, 1999 and because of the lack of profitable operational history in internet services, the Company's auditors, in their report on the financial statements of the Company as of October 31, 1999, expressed doubt as to the Company's ability to continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company intends to obtain additional debt and equity financing for marketing, software development and the funding of operations as well as the generating of income from strategic
alliances and sales of products and services.   Management believes these
funding sources will be sufficient to fund its capital expenditures, working capital requirements and other cash requirements through October 31, 2000. As of the date of this report, the Company is attempting to raise additional funds with a private placement to accredited investors. The Company seeks to raise approximately $3.0 million from such a placement, which we anticipate would be adequate funding for the next four months and for preparation of an anticipated secondary public offering. At present, the Company is managing the private placement. There is no assurance the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

Risk Factors That May Affect Future Results.

     LIMITED OPERATING HISTORY; NO ASSURANCE OF PROFITABILITY OR POSITIVE CASH FLOWS. The Company has historically generated only limited revenues. Accordingly, the Company has a limited operating history upon which to evaluate its current business. In addition, the Company's business model is evolving and relies substantially upon private labeling, the sale of advertising on the Web and the collection of fees under affiliate agreements. The Company and its present affiliates are Web companies and part of a developing industry. Many companies in the new and rapidly evolving Web industry have demonstrated that they require considerable cash expenditures before achieving positive cash flows, and display a trend of operating losses for one to three years from inception. Accordingly, the Company's business must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as Web advertising and e-commerce.

     Specifically, such risks include, without limitation:

     . the inability of the Company to derive sufficient revenues from the co-branded services of its web sites and the additional costs the Company expects to incur in order to perform its obligations under agreements with its affiliates;

     . the inability of the Company to expand its international operations, particularly in light of the Company's limited operating experience in the international market;

     . the failure by the Company to continue to develop and extend the BigHub.com and related brands;

     . the inability of the Company to develop or acquire content for its services;

     . the inability of the Company's affiliates to generate commerce-related revenues;

     . the failure of the Company to anticipate and adapt to a developing market;

     . the introduction and development of equal or superior services or products by competitors, particularly in light of the fact that Microsoft and Netscape, operators of two of the most heavily-trafficked Web sites, offer competitive services;

     .  government regulation;

     . the inability of the Company to identify, attract, retain and motivate qualified personnel;

     .  and general economic conditions.

     The Company may not be able to succeed in addressing such risks.

     ACQUISITIONS MAY AFFECT THE COMPANY'S BUSINESS. The Company has in the past acquired, and may in the future acquire, businesses, technologies, services, product lines, content databases, or access to content databases. Acquisitions involve a number of special risks, including, among other things:

     . the difficulty of assimilating the technologies, operations and personnel of acquired companies with those of the Company;

     .  the potential disruption of the Company's business;

     . the diversion of resources, the incurrence of acquisition-related expenses, the write-off or amortization of intangible assets, the assumption of unknown liabilities;

     . and the inability to maintain uniform standards, controls, procedures and policies and the impairment of relationships with employees and strategic partners as a result of such acquisitions or the integration of new personnel.

     Any failure to successfully address these acquisition-related risks may have a material adverse affect on the Company's business.

     THE COMPANY DEPENDS ON SPONSORSHIP AGREEMENTS FOR REVENUES. The Company anticipates deriving a portion of its revenues from third parties to provide sponsored services and placements on the Company's Web sites. These sponsorships typically last for a longer period of time than traditional banner advertisement purchases. If these sponsorship arrangements do not meet the advertisers' expectations as to new customers or increased sales or brand awareness, the sponsors may not renew their arrangements with the Company. If the Company does not renew its existing sponsorships or obtain new sponsors, for any reason, its business could be adversely affected. The Company may also grant exclusivity provisions to certain of its sponsors. These provisions may prevent the Company from accepting additional sponsors or advertisers with respect to all or a portion of its web sites.

     A SUBSTANTIAL PORTION OF THE COMPANY'S REVENUE WILL BE DERIVED FROM PRIVATE LABELING AGREEMENTS. Private Labeling is where the Company provides to another business a complete website and e-commerce solution for the business to consumer and business to business sectors. This will include all front end and back end processing as well as access to an e-commerce content of up to approximately 5,000,000 SKU's. There will be a setup fee that the Company anticipates will range from $25,000 to $100,000, as well as monthly processing fees and in some instances revenue sharing on products sold. The target market will be companies that have annual volume of at least $25.0 million.

     THE COMPANY'S BUSINESS DEPENDS ON THE CONTINUED GROWTH IN INTERNET USE. The Company and its business may be adversely affected if usage of the Internet or other online services does not continue to grow. This growth could be hindered by a number of factors including: the adequacy of the Internet's infrastructure to meet increased usage demands; privacy and security concerns; and availability of cost-effective service. Any of these issues could cause the Internet's performance or level of usage to decline.

     RISKS ASSOCIATED WITH DEVELOPING WEB ADVERTISING MARKETS.   The Web as an
advertising medium has not been available for a sufficient period of time to gauge its effectiveness as compared with traditional advertising media. Therefore the Web is an unproven medium for advertising-supported services. Accordingly, the Company's future operating results will depend substantially upon the increased use of the Web for information, publication, distribution and commerce and the emergence of the Web as an effective advertising medium.

     The Company's ability to generate significant advertising revenues will also depend on, among other things, the development of a large base of users of the Company's services possessing demographic characteristics attractive to advertisers, the ability of the Company to accurately measure its user base and the ability of the Company to develop or acquire effective advertising delivery and measurement systems. Many of the Company's advertisers have only limited experience with the Web as an advertising medium, have not yet devoted a significant portion of their advertising expenditures to Web-based advertising, and may not find such advertising to be effective for promoting their products and services relative to traditional print and broadcast media. The adoption of Web advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business and exchanging information. Entities that already have invested substantial resources in other methods of conducting business may be reluctant to adopt a new strategy that may limit or compete with their existing efforts. The market for Web advertising may not continue to emerge or become sustainable. If the market fails to develop or develops more slowly than expected, the Company's business may be materially and adversely affected. No standards have been widely accepted for the measurement of the effectiveness of Web-based advertising, and there can be no assurance that such standards will develop sufficiently to support the Web as an effective advertising medium. Advertisers may not continue to accept the Company's or other third-party measurements of impressions, and such measurements may contain errors. In such event, the Company's advertising revenues may be materially adversely affected, which may have a material adverse affect on the Company's business.

     In addition, there is intense competition in the sale of advertising on the Web, resulting in a wide range of rates quoted and a variety of pricing models. This makes it difficult to project future levels of advertising revenues and rates. It is also difficult to predict which pricing models will be adopted by the industry or advertisers. For example, advertising rates based on the number of "click-throughs", or user requests for additional information made by clicking on the advertisement from the Company's network to the advertiser's Web pages, instead of rates based solely on the number of impressions displayed on users' computer screens, would materially adversely affect the Company's revenues. As a result of these risks, the Company may not succeed in generating significant future advertising revenues from Web-based advertising. The failure to do so may have a material adverse affect on the Company's business.

     Advertisers may also determine that banner advertising, is not an effective or attractive advertising medium. The Company may not be able to effectively transition to any other forms of Web advertising should they develop and achieve market acceptance. Moreover, "filter" software programs that limit or prevent advertising from being delivered to a Web user's computer are available. Widespread adoption of such software by users may have a material adverse affect upon the commercial viability of Web advertising.

     RISK OF CAPACITY CONSTRAINTS OR SYSTEM FAILURES. The Company is dependent on its ability to generate a high volume of traffic to the Company's web sites. Accordingly, the performance of the Company's web sites is critical to the Company's reputation, its ability to attract advertisers and to achieve market acceptance of the Company's web sites. Any system failure that causes interruptions in the availability of or that increases response time of the Company's services could reduce user satisfaction and traffic to the Company's web sites and, if sustained or repeated, would reduce the attractiveness of the Company's web sites to advertisers and consumers. An increase in the volume of searches conducted through the Company's web sites could strain the capacity of the software or hardware deployed by the Company, which could lead to slower response time or system failures. In addition, as the amount of Web pages and traffic on the Company's services increases, there can be no assurance that the Company's web sites will be able to scale proportionately. The Company is also dependent upon timely feeds and downloads of information from content providers and is dependent upon providers of Web browsers and on Internet and online service providers and other Web site operators, which have experienced significant outages in the past, for access to its network. In the past, Web consumers have experienced outages, delays and other difficulties due to system failures unrelated to the Company's systems and services. Additional difficulties may also materially and adversely affect consumer and advertiser satisfaction. To the extent that the capacity constraints described above are not effectively addressed by the Company, such constraints may have a material adverse affect on the Company's business.

     Substantially all of the Company's communications hardware and certain of its computer hardware operations are located at leased facilities in Newport Beach, California, an area susceptible to earthquakes. The Company has experienced system failures or outages from time to time in the past, which have disrupted the operation of the Company's web sites. A system failure at this location may adversely affect the performance of the Company's web sites. These systems are also vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events. In the event that the Company seeks to replicate its systems at other locations, it would face a number of technical challenges, particularly with respect to database replication and the need to constantly update distributed databases, the Company may not be able to successfully address these challenges. Although the Company carries property insurance, it does not carry business interruption insurance. In addition, the low coverage limits on the property insurance are likely to be inadequate to compensate the Company for all losses that may occur. The Company's servers are also vulnerable to computer viruses, physical or electronic break-ins and similar disruptive problems. Computer viruses, break-ins or other problems caused by third parties could lead to interruptions, delays or cessations in service to users of the Company's web sites. The occurrence of any of these risks may have a material adverse affect on the Company's business.

     Year 2000 Compliance.
     ---------------------

     To the fullest extent permitted by law, the following discussion is a "Year
     ---------------------------------------------------------------------------
2000 Readiness Disclosure" within the meaning of the Year 2000 Information and
------------------------------------------------------------------------------
Readiness Disclosure Act 105 p.l. 271.  Compliance with the Year 2000
----------------------------------------------------------------------
Information and Readiness Disclosure Act does not preclude claims for violations
--------------------------------------------------------------------------------
of federal securities laws.
--------------------------

     The Year 2000 problem is the result of computer programs being written to recognize two digits rather than four to define the applicable year. This causes computer programs to interpret a date using "00" as the year 1900 rather than the year 2000, which could result in computer failures and miscalculations. The effects of this issue will vary from system to system and may adversely affect an entity's operations and its ability to prepare financial statements.

     All systems and applications at TheBigHub.com are Year 2000 compliant. This includes both servers and desktop systems and applications. The overall infrastructure of TheBigHub.com was built starting in May 1999. We undertook specific steps to ensure that all systems and applications acquired are Year 2000 compliant. The MetaSearch technology acquired from Isleuth was completely reengineered and is also Year 2000 compliant. However, there can be no assurance that the Year 2000 problem will not affect the Company by causing disruptions in the business operations of persons with whom the Company does business, such as customers or suppliers. Year 2000 problems could have a material adverse effect on the Company.

     If the necessary providers of power, communications and other such providers of important services are not fully prepared for the year 2000, the Year 2000 could have a material impact on the Company. We have no way of knowing how the Year 2000 will affect Internet functions.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Exhibit 99.1, "The BigHub.com, Inc. and Subsidiary Consolidated Financial Statements" is incorporated herein by this reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On November 5, 1999, the Company dismissed Reel & Swafford, P.L.L.C. (the "Former Auditor") as its independent auditor. The Former Auditor's audit reports on the Company's financial statements for the years ended October 31, 1998 and 1997, were included in the Company's Form 10-SB, which was filed on August 20, 1999. Neither of the audit reports contained an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope, or accounting principals.

     The decision to dismiss the Former Auditor was approved by the Company's Board of Directors.

     The Company's decision to dismiss the Former Auditor resulted from management's disagreement with the Former Auditor over the valuation of the Company's search engine technology and Internet Web Site (the "Search Engine and Web Site"). The Company completed the acquisition of the Search Engine and Web Site in September, 1998, at which time management, in accordance with generally accepted accounting principles, valued the Search Engine and Web Site at $5,971,584. The recorded value of the Search Engine and Web Site was audited by the Former Auditor in connection with their audit of the Company's financial statements for the year ended October 31, 1998, and the Former Auditor issued an unqualified opinion with respect to such financial statements, which included the Search Engine and Web Site recorded as an asset at the aforementioned value.

     In May, 1999, a new management team joined the Company. During the ensuing months, certain factors led the Company's management to question the recorded value of the Search Engine and Web Site and its current net realizable value. Consequently, the Company conducted a revised valuation and impairment analysis pursuant to Statement of Financial Accounting Standards No. 121 ("SFAS 121"). Based on updated information as to the fair value of the stock exchanged, the asset should have been recorded at $567,140, and based in part on an independent appraisal of the Company's assets, management determined that the value of the Search Engine and Web Site should be written down as of the Company's most recent fiscal year ended October 31, 1999. The effect on the Company's financial statements for the year ended October 31, 1999 would be a reduction of $228,607 in the adjusted recorded value of the Search Engine and Web Site and a corresponding reduction in the Company's recorded shareholders' equity. During this process, the Company consulted with another independent accounting firm which agreed in theory with the Company's approach to valuing the Search Engine and Web Site.

     Since a restatement of the valuation of the Search Engine and Web Site as of such date would require the Company's financial statements for the year ended October 31, 1998 to be restated, the Company discussed the matter with the Former Auditor. During its initial discussions with the Company regarding restating the October 31, 1998 financial statements, the Former Auditor informed the Company that it would not restate the October 31, 1998 financial statements because it believed that the Search Engine and Web Site were properly recorded and properly stated at their current net realizable values under SFAS 121 and, therefore, that the October 31, 1998 financial statements were presented fairly in accordance with generally accepted accounting principles.

     Upon further discussions, the Company determined that its disagreement with the Former Auditor was not going to be resolved, as each party felt that its position was in accordance with generally accepted accounting principles. Consequently, following the approval of its Board of Directors, the Company informed the Former Auditor by letter dated November 5, 1999, that the Company was dismissing the Former Auditor.

     On November 8, 1999, the Company engaged Corbin & Wertz as its new independent auditor (the "New Auditor") to audit the Company's financial statements for the years ended October 31, 1999 and 1998. The appointment of the New Auditor was approved by the Company's Board of Directors. Prior to its decision to dismiss its Former Auditor, the Company consulted with the New Auditor with respect to its approach to the valuation of the Search Engine and Web Site, as discussed above. The New Auditor provided oral advice that the Company's approach to valuing the Search Engine and Web Site was in theory compliant with generally accepted accounting principles. The Company has asked the Former Auditor to respond fully to any inquiries proffered by the New Auditor regarding the subject matter of the Former Auditor's disagreement with the Company over the valuation of the Search Engine and Web Site.

                                    PART II

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS

Management

     The Company is assembling a team of managers and entrepreneurs with experience in the areas of e-commerce, and e-tailing and a shared commitment to its future growth and success.

     The following table sets forth the names, ages, and positions of the executive management team of The BigHub.com.

----------------------------------------------------------------------------------------------
Name                                       Position                           Age
Frank W. Denny      Chief Executive Officer/Chairman of the Board/Director     65
Chet Howard         Senior V. P., Finance/Chief Financial Officer/Secretary    56
Mark Doumani        Executive Vice President, Business Development             33
David Burrows       Chief Technology Officer                                   41
Rod Perth           Director                                                   56
Roger Riddell       Director                                                   53

Executive Management

Frank W. Denny, Chief Executive Officer/Chairman of the Board/Director. Mr. Denny joined The BigHub.com in April 1999 as its Chairman of the Board and a member of the Board of Directors. Effective January 1, 2000, he became its Chief Executive Officer. Mr. Denny had served as the President, Chief Executive Officer and Chairman of the Board of Shopping.com, a leading U.S. Internet retail site that was purchased by Compaq Corporation in 1999. He is also the President and CEO of Cibolo Group, a private marketing and consulting group headquartered in San Antonio, Texas, and has served in those offices since 1991. Cibolo Group is engaged in the sale, marketing and manufacture of general hard line retail merchandise and provides consulting services, specializing in retail concept development and implementation as well as mergers and acquisitions. Prior to this time, Mr. Denny was a Founder, Chairman of the Board, President and CEO of Builders Square, one of the largest retail home improvement warehouse operations in the United States. Prior to Builders Square, Mr. Denny was President of W.R. Grace Home Centers, a chain of home centers operating over 300 stores nationally. Mr. Denny was an officer of the Home Center Institute and a charter member of the National Home Center Congress and Exposition. He was also a founder of the Do It Yourself Research Institute based in Indianapolis, Indiana.

Chet Howard, Senior Vice President, Finance/Chief Financial Officer/Secretary. Mr. Howard joined The BigHub.com in June 1999 as its Chief Financial Officer.
In July 1999, Mr. Howard was also elected Secretary. Mr. Howard brings to The BigHub.com a wide range of experience in accounting, corporate finance and management. Over the years he has held a variety of senior financial and executive positions with companies engaged in retail, Internet services and product distribution and merchandising. From May 1997 to May 1999, Mr. Howard was the Chief Financial Officer of U.S.A. Service Systems, Inc., a merchandising company. From April 1995 to May 1997, Mr. Howard owned and operated his own consulting company which provided financial advice to small emerging companies. In addition, from June 1993 to March 1995, Mr. Howard was the Chief Financial Officer of Chilean-based Inter-Americas Communications Corp., considered one of the first competitive Internet access providers. In 1986, Mr. Howard co-founded Sports Authority, one of the nation's leading sporting goods retail chains.

Mark Doumani, ExecutiveVice President of Business Development. Mr. Doumani joined The BigHub.com in June 1999. Mr. Doumani has over 10 years experience in the start-up and management of small to large-sized business ventures. Prior to joining the Company, from July 1998 to June 1999, Mr. Doumani was an executive producer for Tyrone Productions, LLC, which produced the feature film "Tyrone". From April 1996 to July 1998, Mr. Doumani served as President and Executive Vice President of Travelmax International, Inc., as part of the strategic reorganization team. Travelmax specializes in the sale of travel and Internet-related products with sales of $40 million to $50 million. From 1995 to 1998, Mr. Doumani was the President of Mondo Diamond Entertainment, a small entertainment company which owned cartoon animated properties. In 1992, Mr. Doumani co-founded True Light Films, an animation production company once selected by Animation Magazine's Who's Who in animation production. Mr. Doumani served from 1992 to 1995 as the President and a director of True Light Films. In 1995, Mr. Doumani developed an Internet education and Web site know as NetMax 2000. This product continues to have success in the marketplace, with first-year sales exceeding $1 million. Mr. Doumani was also a co-founder of and, from 1989 to 1994, the Vice-President of Operations at Doumani Development Corporation, a family-owned real estate development company specializing in hotels, shopping centers and custom estates. He was responsible for property acquisition, drafting agreements, and sales and marketing. He completed his undergraduate studies at the University of California, Los Angeles, and received his Juris Doctor from Western State University. Mr. Doumani is the managing partner of Doumani & Grandon, a California-based law firm and a member of the California and American Bar Association.

David Burrows, Chief Technology Officer.   Mr. Burrows joined The BigHub.com in
April 1999. From 1995 to the date he joined The BigHub.com, Mr. Burrows served as Director of IS Infrastructure Services for The Orange County Register. He managed a staff of 60, responsible for the overall systems management of 70 computing platforms with 10 disparate operating systems, as well as desktop and network engineering, computer operations and support desk. From 1989 to 1995, Mr. Burrows served as Director, IS Infrastructure Services for FHP, Inc, managing a staff responsible for the overall support and systems management of 10 computing platforms. Mr. Burrows holds extensive experience with over 24 years in multi-vendor, multi-platform environments.

Rod Perth, Director. Mr. Perth joined The BigHub.com in May 1999. Mr. Perth also serves as President of Entertainment of Jim Henson Television Group Worldwide, a division of Jim Henson T.V., a position he has held since May 1999. From October 1994 to July 1998, Mr. Perth was President, Entertainment, USA Networks. He successfully led all programming efforts for both the USA Network, and the Sci-Fi Channel. His efforts to move USA from a cable network largely dependent on re-run programming, to a network that developed many original dramatic series as well as movies and mini-series, allowed USA to regain its position as the number one basic cable network. He joined USA after a productive 28 year career at CBS Television, where he rose through the ranks by starting in the mail-room, and eventually becoming Senior Vice-President, Late Night and including Marvel Entertainment, Non-Network Programs. Mr. Perth is on several corporate and civic boards, and he was named "Man of the Year" by The Alliance for Children, in 1996.

Roger Riddell, Director.   Mr. Riddell joined The BigHub.com in May 1999.  For
the past 25 years, Mr. Riddell has been the President of RNF Holding Co., and has an extensive background in marketing, advertising, and broadcasting. RNF's client list includes many top U.S. Companies such as Burger King, Arby's Restaurants, Virgin Megastores, Corbett Canyon Wine, Hollywood Park and Los Alamitos Racetracks, Lamps Plus, California Jeep Dealers Association and Mandalay Bay Hotel. Mr. Riddell formed International Film Marketing in 1981, a Beverly Hills-based film production and distribution company. Since its inception, International Film Marketing has distributed over 40 films both in the U.S. and internationally. His films include Academy Award Nominee "On Any Sunday" and "The Endless Summer."

Dependence on Key Management

     The Company's performance depends substantially on the continued services and performance of its senior management and other key personnel. The Company's performance also depends on its ability to retain and motivate its other qualified officers and key employees.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation of the named executive officers for each of the Company's last three (3) fiscal years ended October 31.

                                 Summary Compensation Table

------------------------------------------------------------------------------------------------------------------------------------

                                           Annual Compensation                               Long-Term Compensation
------------------------------------------------------------------------------------------------------------------------------------

                                                                                    Awards                           Payouts
------------------------------------------------------------------------------------------------------------------------------------

                                                                       Restricted        Securities
Name and        Fiscal                              Other Annual          Stock          Underlying        LTIP           All other
 Principal       Year      Salary       Bonus       Compensation        Award(s)        Options/SARs      Payouts       Compensation

 Position                     ($)         ($)             ($)              ($)                (#)           ($)              ($)
------------------------------------------------------------------------------------------------------------------------------------

Patrick J.       1999     $102,522        $0             $0                $0                -0-            $0               $0
 DeMicco,
 Director, CEO
 and President
 (1)
------------------------------------------------------------------------------------------------------------------------------------

J. Douglas       1999     $ 82,500     $100,000          $0                $0                -0-            $0            $4,000 (3)

 Martinez,
 Chief
 Operating
 Officer (2)
------------------------------------------------------------------------------------------------------------------------------------

John Bennett,    1999        $0           $0             $0                $0                -0-            $0               $0
 Director, CEO   1998        $0           $0             $0                                  -0-            $0               $0
 and President
 (4)
------------------------------------------------------------------------------------------------------------------------------------

Thomas Taule,    1999         *           $0             $0                $0                -0-            $0               $0
 Director, CEO   1998         *           $0             $0                $0                -0-            $0               $0
 and Secretary   1997     $ 37,000        $0             $0                $0                -0-            $0               $0
 (4), (5)
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

-------------------------
(1) Mr. De Micco willingly tendered his resignation as the Company's President, Chief Executive Officer, and a Director on November 1, 1999.
(2) Mr. Martinez willingly tendered his resignation as the Company's Chief Operating Officer on December 10, 1999.
(3) Represents amounts paid by the Company for Mr. Martinez's housing between July and October, 1999.
(4) Messrs. Bennett and T. Taule willingly tendered their resignations in May, 1999, in connection with the restructuring of the Company's management at the direction of the Company's controlling shareholders. The restructuring of the Company's management was an integral step in the Company's launching of its new Internet strategy.
(5) Mr. T. Taule served as the Company's President and Chief Executive Officer during fiscal year 1997.
* Denotes that annual compensation for such fiscal year was less than $100,000.

    See "Employment Agreements" below for a description of the compensation and other benefits to be paid to the Company's current executive officers.

    Directors of the Company who are also employees do not receive cash compensation for their services as directors or members of committees of the Board of Directors, but are reimbursed for their reasonable expenses incurred in connections with attending meetings of the Board of Directors or management committees. Non-employee directors are expected to be paid a fee of $5,000 per Board meeting attended and may be granted options to purchase shares of the Company's Common Stock, and reimbursement for expenses.

Stock Option Grants

    During the fiscal year ended October 31, 1998, the Company did not grant any stock options to directors, executive officers or employees. In June 1999, the Company's Board of Directors and shareholders adopted and approved the Company's 1999 Stock Incentive Plan (the "Plan"). The Company has initially reserved 1,500,000 shares of common stock under the Plan for grants to employees, directors and consultants. The shares reserved under the Plan shall automatically be increased on January 1 of each year, commencing on January 1, 2000, by the lesser of 300,000 shares or 1.5% of the Company's outstanding common stock on such date. As of October 31, 1999, the Company had granted options to purchase 472,500 shares of the Company's common stock under the Plan. Of the options granted to date, the Company has granted to David Burrows, Chief Technical Officer, an incentive stock option to purchase 56,817 shares of the Company's common stock at an exercise price of $5.28 per share, the fair market value of the Company's common stock on the date of grant. On the same date, the Company also granted to Mr. Burrows a non-statutory stock option to purchase 43,183 shares of the Company's common stock at an exercise price of
$4.48 per share.   On the same date, the Company granted to each of its two (2)
non-employee directors, Messrs. Perth and Riddell, a non-statutory stock option to purchase 75,000 shares of the Company's common stock at an exercise price of $4.48 per share. Each of the foregoing options vests over a period of three (3) years with one-third vesting on the first anniversary of the date of grant and the remaining two-thirds vesting pro rata each month over a period of twenty-four months. The options have a term of ten (10) years and expire in June 2009.

Employment Agreements

     Frank W. Denny has a three (3) year employment agreement ("Term") with the Company to perform the duties of Chief Executive Officer at an annual salary of $240,000 ("Base Salary") per year. In addition to the Base Salary, Mr. Denny is eligible for an annual incentive bonus ("Incentive Bonus") in an amount not to exceed one hundred percent (100%) of the Base Salary. The Incentive Bonus is a formula based plan tied to execution of the Company's planned profit. The Company will also pay Mr. Denny an auto allowance of $1,500 per month and provide all other benefits of employment provided to the other employees of the Company holding comparable positions within the Company, including but not limited to, paid vacation, paid health insurance for Mr. Denny, his spouse and dependents, paid life insurance to a maximum of Base Salary, paid mobile telephone expense for business use, and participation in retirement and investment programs as instituted by the Company. If Mr. Denny is terminated without cause he would receive a severance payment equal to (i) the greater of
(a) the remaining Base Salary payable through the remaining Term, or (b) twenty-four (24) months Base Salary, plus (ii) a pro rata portion of any Incentive Compensation earned for the year in which termination occurs prorated to the date of termination plus (iii) any unreimbursed expenses accruing to the date of termination. The Company will also continue Mr. Denny's benefits through the remainder of the Term.

     The Company has also entered into employment agreements with Messrs. Doumani and Howard. Mr. Doumani has a two (2) year employment agreement with the Company, commencing June 1999, to perform the duties of ExecutiveVice President of Business Development at an initial Base Salary of $200,000 per year. In addition to the Base Salary, Mr. Doumani is eligible for an annual incentive bonus ("Incentive Bonus") in an amount not to exceed one hundred percent (100%) of the Base Salary. The Incentive Bonus a formula based plan tied to the execution of the Company's planned profit. The Company will also pay Mr. Doumani an auto allowance of $1,500 per month and provide all other benefits of employment provided to the other employees of the Company holding comparable positions within the Company, including but not limited to, paid vacation, paid health insurance for Mr. Doumani, his spouse and dependents, paid life insurance to a maximum of Base Salary, paid mobile telephone expense for business use, and participation in retirement and investment programs as instituted by the Company. If Mr. Doumani is terminated without cause he would receive a severance payment equal to (i) the greater of (a) the remaining Base Salary payable through the remaining Term, or (b) twenty-four (24) months Base Salary, plus
(ii) a pro rata portion of any Incentive Compensation earned for the year in which termination occurs prorated to the date of termination plus (iii) any unreimbursed expenses accruing to the date of termination. The Company will also continue Mr. Doumani's benefits through the remainder of the Term.

     Mr. Howard's employment agreement provides for a two (2) year term, commencing in June, 1999, pursuant to which Mr. Howard has agreed to perform the duties of Senior Vice President and Chief Financial Officer at an initial base
salary of $175,000 (the "Base Salary").   In addition to the Base Salary, Mr.
Howard is eligible for an annual incentive bonus ("Incentive Bonus") in an amount not to exceed one hundred percent (100%) of the Base Salary. The Incentive Bonus is a formula based plan tied to the execution of the Company's planned profit. The

Company will also pay Mr. Howard an auto allowance of $1,000 per month and provide all other benefits provided to the other employees of the Company holding comparable positions within the Company, including but not limited to, paid vacation, paid health insurance for Mr. Howard, his spouse and dependents, paid life insurance to a maximum of Base Salary, paid mobile telephone expense for business use, and participation in retirement and investment programs as instituted by the Company. If Mr. Howard is terminated without cause he would receive a severance payment equal to (i) the greater of (a) the remaining Base Salary payable through the remaining term or (b) eighteen (18) months Base Salary, plus (ii) a pro rata portion of any Incentive Compensation earned for the year in which termination occurs prorated to the date of termination plus
(iii) any unreimbursed expenses accruing to the date of termination. The Company will also continue Mr. Howard's benefits through the remainder of the Term.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of the date hereof with respect to the beneficial ownership of the Company's voting securities by (i) each person known by the Company to own beneficial 5% or more of its voting securities (ii) each director and officer of the Company and (iii) all directors and officers as a group.

                                                       Type of Security   Shares Beneficially    Percentage Beneficially
                                                            Owned                Owned                  Owned (1)
                                                       ----------------   --------------------   ------------------------
      Name and Address of Beneficial Owner (2)
----------------------------------------------------

Stilden Company O, D................................       Common Stock      5,941,250 (2) (3)                     36.89%
2939 Mossrock, Suite 100
San Antonio, TX  78230

Yucatan Holding Company.............................       Common Stock          1,794,700 (4)                     11.14%
3003 Keller Bend Road
Knoxville, TN  37922

I-Commerce Group, Inc...............................       Common Stock          1,076,814 (5)                      6.69%
6312 Baum Drive
Knoxville, TN  37919

Frampton Investments, LLC...........................       Common Stock          1,100,000 (6)                      6.83%
P.O. Box 8
Huntington Beach, CA 92648

Hare Investments, LLC...............................   Common Stock              1,100,000 (7)                      6.83%
PMB 327
3504 Earle E. Morris Jr. Hwy
Greenville, SC 29611

Techlabs, Inc.......................................       Common Stock          1,000,000 (8)                      6.21%
3415 Galt Ocean Drive
Fort Lauderdale, FL  33308

Chet Howard O ......................................   Common Stock                400,000 (9)                      2.48%
1005 Skyline Drive
Laguna Beach, CA 92651

Mark Doumani O......................................   Common Stock               400,000 (10)                      2.48%
10050 Highcliff Drive
Santa Ana, CA 92705

Roger Riddell D ....................................   Common Stock                    50,000                       *
9940 Santa Monica Blvd., #710
Beverly Hills, CA 90210

Rod Perth D ........................................   Common Stock                    50,000                       *
5358 Melrose Ave.,
Suite 300W
Hollywood, CA 90038

David Burrows O.....................................   Common Stock                         0                       *
113 Aspen Lane
Costa Mesa, CA 92627-1360

All Directors and Officers as a Group (6 Persons)...   Common Stock                 6,841,250                       42.48%

* Indicates less than one percent (1%).
(1) Beneficial ownership is determined in accordance with the applicable rules under the 1934 Act, including any shares of Common Stock as to which a person has sole or shared voting or investment power. Additionally, in computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable, or become exercisable within 60 days from the date hereof, are deemed outstanding. However, such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person. Percentage ownership is based on 16,105,976 shares of Common Stock outstanding.
(2) Stilden Company is controlled by Frank W. Denny, the Company's CEO and Chairman of the Board.
(3) Includes 3,877,500 shares of Common Stock over which Stilden Company has voting power pursuant to several irrevocable proxies granted by certain members of management and other shareholders. The proxies generally are effective for periods of one (1) to three (3) years from the date of grant.
(4) Jayne Dorrough is deemed to be the beneficial owner of the shares owned by Yucatan Holding Company by virtue of her status as its sole director, officer and shareholder. Yucatan Holding Company has granted an irrevocable proxy to vote the 1,794,700 shares to Stilden Company, which proxy will expire no later than April 30, 2002.
(5) J.D. Jenkins is deemed to be the beneficial owner of the shares owned by I-Commerce Group, Inc., by virtue of his status as its Chairman and Chief Executive Officer.
(6) Carol Monnot is deemed to be the beneficial owner of the shares owned by Frampton Investments, LLC, by virtue of her status as its sole manager.
(7) Barbara Hauck is deemed to be the beneficial owner of the shares owned by Hare Investments, LLC, by virtue of her status as its sole manager.
(8) John Bennett and Thomas Taule are deemed to be the beneficial owners of the shares owned by Techlabs, Inc., by virtue of their status as its President and Chairman of the Board, respectively.
(9) Mr. Howard has granted an irrevocable proxy to vote the 400,000 shares to Stilden Company, which proxy will expire no later than June 8, 2001.
(10) Mr. Doumani has granted an irrevocable proxy to vote the 400,000 shares to Stilden Company, which proxy will expire no later than June 8, 2001.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into a sublease agreement with The BigStore.com, Inc., an affiliated entity, which has a common Chief Technology Officer, Mr. David Burrows. The Lease is month to month at a rental of $6,800 per month.

     The sublease arrangement may be terminated by either party upon 30 days' prior notice. The Company is required to maintain insurance in accordance with the terms of the underlying lease and name The BigStore.com as an additional insured on such policies. Further, the Company is required to indemnify The BigStore.com from all claims and damages arising out of the Company's use of the subleased property.

     In November 1999, the Company entered into a "Back-end Processing Technology" License Agreement ("License") with The BigStore.com, Inc. for a five-year term with an automatic three-year renewal. Pursuant to the agreement, The BigStore.com granted the Company an exclusive worldwide master License to use and sub-license the BigStore's e-commerce technology. In connection with the Licenses, the Company agreed to pay The BigStore.com seventy-five percent (75%) of the aggregate cash collected from the sub-licensing of the technology to third parties.

     The Company has also entered into an affiliate agreement with The BigStore.com, pursuant to which the Company has agreed to provide strategic placement of advertising and marketing for The BigStore.com on the Company's website. As of December 31, 1999, the Company has not received any payments nor recorded any revenue related to this agreement.

     In April 1999, the Company entered into a three-year consulting agreement with Stilden Company. Pursuant to the agreement, the Company shall pay Stilden Company $41,500 per month for consulting services. Additionally, the Company shall provide the lead consultant with full health and life insurance benefits during the term of the agreement. Stilden Company is controlled by Frank W. Denny, the Company's Chairman of the Board. As of December 31, 1999, the Company had paid Stilden Company $40,000 due under this agreement. As of January 1, 2000 the agreement was terminated when Mr. Denny accepted the position of Chief Executive Officer of the Company.

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     --------

Exhibit No.              Description
-----------              -----------

2.1 Agreement and Plan of Merger between Optima Medical Group of Hileah, Inc. and Optima Medical Group of No. Miami, Inc. and Coordinated
                         HealthCare, Inc., dated October 16, 1995.***

2.2 Articles of Merger of Optima Medical Group of Hileah, Inc., Optima Medical Group of No. Miami, Inc. and Coordinated HealthCare, Inc. dated October 16, 1995.***

2.3 Agreement for Purchase and Sale of Assets by and between Coordinated Healthcare, Inc. and ALF Realty I, Inc. dated July 15, 1998.***

2.4 Agreement and Plan of Reorganization by and between Happy Landings, Inc. and Isleuth.com, Inc. dated September 3, 1998.***

3.1 Articles of Incorporation of Coordinated Healthcare Inc., filed February 16, 1995.***

3.2 Articles of Amendment to Articles of Incorporation of Coordinated HealthCare, Inc. authorizing 5,000,000 shares of Common Stock at a par value of $0.001 per share, filed January 17,1996.***

3.3                      Articles of Amendment to Articles of Incorporation
                         of Coordinated HealthCare, Inc., authorizing 20,000,000 shares of Common Stock at a par value of $0.001 per share, filed June 24, 1996.***

3.4 Articles of Amendment to Articles of Incorporation of Coordinated HealthCare, Inc. authorizing 25,000,000 shares of Common Stock at a par value of $0.001 per share and 10,000 shares of Preferred Stock at a par value of $0.001 per share, filed
                         July 29, 1998.**

3.5 Articles of Amendment to Articles of Incorporation of Coordinated HealthCare, Inc., changing the name of Coordinated Healthcare, Inc. to Isleuth.com, Inc., filed July 29, 1998.***

3.6 Articles of Amendment to Articles of Incorporation of Isleuth.com, Inc. authorizing 25,000,000 shares of Special Preferred Stock at a par value of $0.001 per share, filed October 15, 1998.***

3.7 Articles of Amendment to Articles of Incorporation of Isleuth.com, Inc. designating 12,500,000 shares of the Special Preferred Stock as Class A Special Preferred Stock at a par value of $0.001 per share, filed December 28, 1998.***

3.8                      Articles of Amendment to Articles of
                         Incorporation Isleuth.com, Inc., changing the name of Isleuth.com, Inc. to The
                         BigHub.com, Inc., filed April 29, 1999. ***

3.9 Articles of Amendment to Articles of Incorporation of The BigHub.com, Inc., authorizing 50,000,000 shares of Common Stock of a par value of $0.001 per share and 25,000,000 shares of Preferred Stock at a par value of $0.001 per share, filed October 18, 1999.*

3.10                     Bylaws of the registrant.***

10.1                     Option Agreement by and between
                         Happy Landings, Inc. and Maverick Communication Corp. dated August 3, 1998.***

10.2                     Stock Purchase Agreement by and between
                         SJI Group, Inc. and Isleuth.com, Inc. dated
                         August 7, 1998.***

10.3                     Employment Agreement by and between The
                         BigHub.com, Inc. and Patrick J. DeMicco
                         Dated July 9, 1999.***

10.4                     Employment Agreement by and between The
                         BigHub.com, Inc. and Douglas Martinez
                         dated June 28, 1999.***

10.5                     Employment Agreement by and between The
                         BigHub.com, Inc. and Chet Howard dated
                         June 14, 1999.***

10.6                     Employment Agreement by and between The
                         BigHub.com, Inc. and Mark Doumani dated
                         June 30, 1999.***

10.7                     Sublease Agreement dated June 1, 1999 between
                         The BigStore.com, Inc., a Delaware corporation and The BigHub.com, Inc. a Florida corporation.**

10.8 Comarketing Agreement dated July 6,1999 between Deal-Time and the BigHub.com, Inc.**

10.9 Strategic Marketing Agreement entered into as of September 2, 1999 by and between the BigHub.com, Inc. And Biomerica, Inc. (The BigRX.com).***

10.10 Affiliate Agreement dated September 1, 1999 by and between The BigHub.com, Inc. and the BigStore.com, Inc.***

10.11 Consulting Agreement dated June 7, 1999 by and between The BigHub.com, Inc. and Stilden Co., Inc. *

10.12 Licensing Agreement dated October 29, 1999 by and between The BigHub.com, Inc. and Pricenet USA, Inc.*

10.13 Licensing Agreement dated November 12, 1999 by and between The BigHub.com, Inc. and The BigStore.com, Inc.*

10.14 Sublicensing Agreement dated January 20, 2000 by and between TheBigHub.com, Inc. and Starting Point, Inc.*

16.1 Letter from Reel & Swafford, LLC to the Securities and Exchange Commission dated November 22, 1999.*

21.1                     Subsidiaries of The BigHub.com, Inc.*

27.1                     Financial Data Schedule*

99.1 The BigHub.com, Inc. and Subsidiary Consolidated Financial Statements For The Fiscal Years Ended October 31, 1999 and 1998 and Independent Auditors' Report*

-----------------------
*    Filed herewith.
** Filed with Amendment No. 1 to the Form 10-SB of The BigHub.com, Inc. filed on October 1, 1999.
***  Filed with the Form 10-SB of The BigHub.com, Inc. filed on August 20, 1999.


  (b)  Reports on Form 8-K
       -------------------

None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 THE BIGHUB.COM, INC.
                                 (Registrant)


Date:  January 27, 2000


By: /s/ Chet Howard
   ------------------------------------
   Chet Howard, Chief Financial Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Frank W. Denny                                  Date: January 27, 2000
----------------------------------------------
Frank W. Denny
Chief Executive Officer, Chairman of the Board

/s/ Chet Howard                                     Date: January 27, 2000
----------------------------------------------
Chet Howard
Senior Vice President, Chief Financial Officer,
Secretary


/s/ Rod Perth                                       Date: January 27, 2000
----------------------------------------------
Rod Perth
Director


/s/ Roger Riddell                                   Date: January 27, 2000
----------------------------------------------
Roger Riddell
Director