Form 10QSB
period 2000-01-30
BIGHUB COM INC
filed 2000-03-14
CIK 1093192

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 30, 2000
                                               ----------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 000-27107
                       ---------

                             THE BIGHUB.COM, INC.
       (Exact name of small business issuer as specified in its charter)

                 Florida                                        65-0580634
  ------------------------------------                    ----------------------
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                         Identification No.)

                2939 Mossrock, Suite 100, San Antonio, TX 78230
                -----------------------------------------------
                   (Address of principal executive offices)

                                (210) 979-9228
                                --------------
              Registrant's telephone number, including area code

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                                         Yes  X  No ___.
                                                                  ---

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     There were 17,355,976 shares of common stock outstanding at February 15,
     -----------------------------------------------------------------------
2000.
----

     Transitional Small Business Disclosure Format (check one):
     ----------------------------------------------------------

Yes  No  X.
-----------

                             THE BIGHUB.COM, INC.
                                  Form 10-QSB
                For the Quarterly Period ended January 30, 2000
                               Table of Contents

                                                                                                                       Page No.
Part I.  Financial information

   Item 1. Financial Statements


      Condensed consolidated balance sheets - January 30, 2000 (unaudited)  and October 31, 1999                              1

      Condensed consolidated statements of operations and comprehensive operations -
                fiscal quarters ended January 30, 2000 and 1999 (unaudited)                                                   2

      Condensed consolidated statements of cash flows - fiscal quarters ended January 30, 2000 and 1999 (unaudited)           3


   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                              4

Part II.  Other information

   Item 1.   Legal Proceedings                                                                                               10

   Item 2 .  Changes in Securities and Use of Proceeds                                                                       10

   Item 3 .  Defaults Upon Senior Securities                                                                                 10

   Item 4 .  Submission of Matters to a Vote of Security Holders                                                             10

   Item 5.   Other Information                                                                                               10

   Item 6.   Exhibits and Reports on Form 8-K                                                                                11

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
-----------------------------

The financial statements included herein have been prepared by The BigHub.com, Inc. (the "Company" or the "Registrant"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As contemplated by the SEC under Rule 10-01 of Regulation S-X (as amended by Regulation S-B), the accompanying financial statements have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. All dollar amounts referenced in this document are denominated in United States dollars. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1999 as filed with the SEC (file number 000-27107).

                     THE BIGHUB.COM, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                                                 January 30,             October 31,
                                                                                       2000                    1999
                                                                                 (Unaudited)               (Audited)
                                                                         ------------------       -----------------
                                        Assets

Current assets:
  Cash                                                                   $            8,591       $          87,858
  Marketable securities                                                           1,031,250                       -
  Accounts receivable                                                               172,323                   5,133
                                                                         ------------------       -----------------
     Total current assets                                                         1,212,163                  92,991

Property and equipment, net                                                       1,587,884               1,502,226

Other assets                                                                          1,800                   1,800
                                                                         ------------------       -----------------

                                                                         $        2,801,847       $       1,597,017
                                                                         ==================       =================

                     Liabilities and Stockholders' Deficit

Current liabilities
  Accounts payable                                                       $        1,488,087       $       1,199,503
  Accrued liabilities                                                               517,063                 197,512
  Related party payables                                                            344,170                 785,172
  Unearned revenue from related parties                                             473,465                       -
  Notes payable to related parties                                                1,815,000                 950,000
                                                                         ------------------       -----------------
     Total current liabilities                                                    4,637,785               3,132,187
                                                                         ------------------       -----------------


Stockholders' deficit:
  Preferred stock, 25,000,000 shares authorized, $0.001 par value,
   no shares outstanding                                                                  -                       -
  Common stock, 50,000,000 shares authorized, $0.001 par value,
   16,105,976 shares outstanding                                                     16,106                  16,106
  Additional paid-in capital                                                      5,232,628               4,232,628
  Accumulated deficit                                                            (7,115,922)             (5,783,904)
  Accumulated other comprehensive income                                             31,250                       -
                                                                         ------------------       -----------------
     Total stockholders' deficit                                                 (1,835,938)             (1,535,170)
                                                                         ------------------       -----------------

                                                                         $        2,801,847       $       1,597,017
                                                                         ==================       =================

     See accompanying notes to condensed consolidated financial statements

                     THE BIGHUB.COM, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           COMPREHENSIVE OPERATIONS
                                  (Unaudited)


                                                                                   Three Months Ended
                                                                                 January 30,      January 30,
                                                                                        2000             1999
                                                                                ------------     ------------
Net sales                                                                            256,249            2,918

Cost of sales                                                                         89,138            2,387
                                                                                ------------     ------------

Gross profit                                                                         167,111              531
                                                                                ------------     ------------

Operating expenses:
  General and administrative                                                       1,312,557          103,127
  Depreciation                                                                       152,632           48,785
                                                                                ------------     ------------
     Total operating expenses                                                      1,465,189          151,912
                                                                                ------------     ------------

Loss from operations                                                              (1,298,078)        (151,381)
                                                                                ------------     ------------
Other income (expense):
  Interest expense                                                                   (33,939)        (412,500)
  Other expense                                                                            -                -
                                                                                ------------     ------------

Loss before extraordinary item                                                    (1,332,017)        (563,881)

Extraordinary item - gain on forgiveness of debt                                           -           67,000

Net loss                                                                          (1,332,017)        (496,881)

Other comprehensive income - unrealized gain on
   marketable securities available for sale, net of tax of -$0-                       31,250                -
                                                                                ------------     ------------

Comprehensive loss                                                              $ (1,300,767)    $   (496,881)
                                                                                ============     ============

Net income (loss) per common share:                                             $      (0.08)           (0.14)
                                                                                ============     ============

Weighted average number of common shares
  outstanding                                                                     16,105,976        3,437,618
                                                                                ============     ============

     See accompanying notes to condensed consolidated financial statements

                     THE BIGHUB.COM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                                                                         Three Months Ended
                                                                                                  January 30,         January 30,
                                                                                                         2000                1999
                                                                                                 ------------        ------------
Cash flows from operating activities:
     Net loss                                                                                  $    (1,300,767)    $      (496,881)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
           Depreciation                                                                                152,632              48,785
           Unrealized gain on marketable securities
             available for sale                                                                        (31,250)                  -
           Value of shares issued for consulting services                                                    -              75,000
           Interest imputed on conversion of preferred
             shares to Class A special preferred shares                                                      -             412,500
           Extraordinary item - Gain on forgiveness of debt                                                  -             (67,000)
           Changes in operating assets and liabilities
             Accounts receivable                                                                      (167,190)             (1,448)
             Related party payables                                                                   (441,002)                  -
             Accounts payable and accrued liabilities                                                  608,135              18,589
             Unearned revenue                                                                          473,465                   -
                                                                                                  ------------        ------------

    Net cash used in operating activities                                                             (705,977)            (10,455)
                                                                                                  ------------        ------------
Cash flows used in investing activities:
    Purchases of property and equipment                                                               (238,290)                  -
                                                                                                  ------------        ------------
Cash flows from financing activities:
    Proceeds from sale of common stock                                                                       -              28,000
    Proceeds from notes payable to related parties                                                     865,000                   -
                                                                                                  ------------        ------------

Net cash provided by investing activities                                                              865,000              28,000
                                                                                                  ------------        ------------

Net change in cash                                                                                     (79,267)             17,545

Cash at beginning of fiscal quarter                                                                     87,858                 644
                                                                                                  ------------        ------------
Cash at end of fiscal quarter                                                                  $         8,591     $        18,189
                                                                                                  ============        ============
Supplemental disclosure of cash flow information -
    Cash paid during the fiscal quarter for interest                                           $             -     $             -
                                                                                                  ============        ============
    Cash paid during the fiscal quarter for income taxes                                       $             -     $             -
                                                                                                  ============        ============
Supplemental disclosure of non-cash financing and
  investing activity:
     During the quarter ended January 30, 2000, the Company's largest shareholder contributed stock with a value of $1,000,000 (See Note 2)

     See accompanying notes to condensed consolidated financial statements

                     THE BIGHUB.COM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               January 30, 2000
                                  (Unaudited)


1.   Summary of significant accounting policies
     ------------------------------------------

     Management's representation

     The management of the BigHub.com, Inc. (the "Company") without audit has prepared the financial statements included herein. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the financial statements have been included and were of a normal recurring nature, and the accompanying financial statements present fairly the financial position of the Company as of January 30, 2000, the results of operations and cash flows for the fiscal quarters ended January 30, 2000 and 1999.

     It is suggested that these financial statements be read in conjunction with the Company's audited financial statements and notes for the years ended October 31, 1999 and 1998 filed with the Company's annual report on Form 10-KSB. The interim results are not necessarily indicative of the results for a full year.

     Change in Fiscal Year End

     Effective November 1, 1999, the Company changed its reporting period from a fiscal year ending on October 31 to a fiscal year ending on the last Sunday of October.

     Comprehensive Income

     The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The effect of SFAS 130 is reflected in these financial statements.

2.   Marketable Securities
     ---------------------

     In January 2000, a significant shareholder of the Company contributed additional paid-in capital consisting of 250,000 shares of the common stock of Techlabs, Inc. The common stock of Techlabs, Inc. trades on the over-the-counter bulletin board under the stock symbol TKLB. No cash or equity consideration was paid to

                     THE BIGHUB.COM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               January 30, 2000
                                  (Unaudited)


     the stockholder or to any party and no liabilities exist for future consideration in connection with the contribution.

     The Company has treated the stock as available for sale under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

     At the end of each reporting period, the Company assesses the fair value of its marketable securities and records adjustments as appropriate. As of January 30, 2000 the Company determined the fair value of the Techlabs common stock to be $1,031,250 and, accordingly, reported an unrealized gain of $31,250 as other comprehensive income for the fiscal quarter.

3.   Stockholders' Equity (Deficit)
     ------------------------------

     Equity Transactions' Common Stock.

     There were no common stock equity transactions during the fiscal quarter ended January 30, 2000. See Note 5. "Subsequent Events."

     Stock Options.

     The following is a summary of the stock options activity for the fiscal quarter ended January 30, 2000:

     Balance, October 31, 1999                472,500

          Granted                                  --
          Canceled                            (92,500)
                                             --------

     Balance, January 30, 2000                380,000
                                             ========

     Exercisable, January 30, 2000                 --
                                             ========

     Warrants.

     From time to time, the Company issues warrants pursuant to various consulting agreements. All warrants were either exercised or expired during fiscal 1998 and no new warrants were issued in the fiscal quarter ended January 30, 2000.

                     THE BIGHUB.COM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               January 30, 2000
                                  (Unaudited)


4.   Related Party Transactions.
     ---------------------------

     Accounts Receivable from Related Parties

     Included in accounts receivable at January 30, 2000 is $5,857 due from an affiliate.

     Unearned Revenue

     Unearned revenue is comprised of pre-paid monthly fees pursuant to an Affiliate Agreement (see below) that provides for $573,465 owed by the Company to the affiliate to be offset against the first year fees due to the Company for providing advertising and marketing for the affiliate. The amount of $573,465 represents the net present value of the monthly fees over twelve months at a discount rate of 10%. As of January 30, 2000, $473,465 of unearned revenue remained to be amortized.

     Related Party Payables

     Related party payables include $84,170 payable to an affiliate for services performed by the affiliate for the development of the Company's search engine and web site. In addition, related party payables include a $260,000 payable to a related party pursuant to a consulting agreement (see below).

     Notes Payable to Related Parties

     During the fiscal quarter ended January 30, 2000, the Company borrowed an aggregate of $865,000 for working capital purposes from two affiliates and a stockholder. The notes bear interest of 10% per annum and are due on the earlier of the closing of the first tranche of the Company's future private placement or May 16, 2000. Interest expense related to all notes payable to related parties totaled $33,939 during the fiscal quarter.

     Subsequent to January 30, 2000, the Company repaid $1,100,000 of notes payable with a combination of $580,396 in cash and $519,604 in software to two related parties plus accrued interest.

                     THE BIGHUB.COM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               January 30, 2000
                                  (Unaudited)

     Operating Lease

     The Company sub-leases its facilities from an affiliate on a month-to-month basis. Pursuant to the sub-lease agreement, the monthly lease amount was $6,800 per month for November and December of 1999 and -$0- for January, 2000.


     Affiliate Agreement

     The Company has a three-year Affiliate Agreement with an affiliate pursuant to which the Company provides strategic placement of advertising and marketing internet banners on the Company's web site in consideration for a monthly fee payable to the Company. The monthly fee is $50,000 in the first year, $100,000 in the second year, and $125,000 in the third year. At January 30, 2000, the Company had recorded revenue of $100,000 related to this agreement along with a corresponding amortization of unearned revenue.

     Consulting Agreement

     In April 1999, the Company entered into a three-year consulting agreement with a related party pursuant to which the Company agreed to pay the related party $41,500 per month for consulting services and to provide the lead consultant with full health and life insurance benefits during the term of the agreement. As of January 1, 2000, the agreement was terminated. As of January 30, 2000, the Company owed $260,000 which is included in related party payables (see above).


5.   Subsequent Events.
     ------------------

     Equity Offering.

     During February and March 2000, the Company issued 2,500,000 shares of its common stock in exchange for aggregate cash proceeds of $5,000,000. The shares were sold to several accredited investors in private, unsolicited transactions pursuant to Rule 506 of Regulation D, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as
     amended.   In addition, the placement agent received placement fees in the aggregate amount of $50,000 and warrants to purchase 875,000 shares of the Company's common stock exercisable at a price of $2.00 per share at any time through March 6, 2005.

                     THE BIGHUB.COM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               January 30, 2000
                                  (Unaudited)


     Software

     Subsequent to January 30, 2000, the Company disposed of software in the aggregate amount of $519,604 to a related party in exchange for an equivalent reduction in notes payable to the related party. The accumulated depreciation associated with the software of $86,175 will be charged to additional paid-in capital in the fiscal quarter ended April 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
of Operations.
--------------

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information contained herein (as well as information included in oral statements or other written statements made or to be made by the Company contains statements that are forward-looking, such as statements relating to anticipated future revenues and expenses of the Company and the success of current and planned product offerings. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. The potential risks and uncertainties include, among others, limited operating history, competitive and economic factors of the marketplace including acceptance of the Company's proprietary search engine and licensed e-commerce technology and content products, the continued growth and acceptance of the Internet, Year 2000 issues, and the state of the economy.

Introduction

     The following discussion is based upon, and should be read in conjunction with, the audited financial statements of the Company as of and for the fiscal years ended October 31, 1999 and 1998, together with the notes thereto, and the unaudited financial statements of the Company as of January 30, 2000 and for the fiscal quarters ended January 30, 2000 and 1999.

     During 1999, the Company underwent a restructuring of its core business to Internet e-commerce. Accordingly, the Company believes that the following presentation of comparative results of operations, while required, is not meaningful. In addition, the Company believes that historical results are not indicative of future results.

     This Form 10-QSB contains forward-looking statements that involve risks uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements.

Results of Operations

Fiscal Quarter Ended January 30, 2000 Compared with the Fiscal Quarter Ended
----------------------------------------------------------------------------
January 30, 1999
----------------

        Sales for the fiscal quarter ended January 30, 2000 increased $253,331 to $256,249 over the $2,918 recorded during the comparative prior year quarter and was comprised primarily of private label and affiliate fee revenue in contrast with the banner advertising revenue reported in fiscal 1999. Included in sales for the January 30, 2000 fiscal quarter is $100,000 from a related party. Cost of sales in the first fiscal quarter of 2000 increased $86,751 to $89,138 as compared with the $2,387 reported in the fiscal quarter ended January 30, 1999.

        During the fiscal quarter ended January 30, 2000, general and administrative expenses increased by $1,209,430 to $1,312,557 from the $103,127 reported in the comparative prior year quarter. This change resulted from the increase in the overall business development activities of the Company including upgrading its search engine and web site and developing new sources of revenue, in contrast to the prior year quarter's activities which were centered around the restructuring of the Company's core business to Internet e-commerce.

        Depreciation expense increased by $103,847 to $152,632 in the fiscal quarter ended January 30, 2000 compared to $48,785 reported in the comparative prior year quarter. This increase resulted from the increase in value of the Company's search engine and website as a result of improvements capitalized in the second half of 1999.

        Interest expense decreased by $378,561 to $33,939 in the fiscal quarter ended January 30, 2000 compared to $412,500 reported in the fiscal quarter ended January 30, 1999. Non-cash interest expense in the first quarter of 1999 was incurred in connection with certain equity transactions as set forth in the Company's annual report on Form 10-KSB for the fiscal year ended October 31, 1999. In contrast, interest expense in the first quarter of 2000 was incurred in connection with notes payable to related parties.

        As a result of the foregoing, for the fiscal quarter ended January 30, 2000, the Company reported a net loss of ($1,300,767), or ($0.08) per share. This compares to a net loss of ($496,881), or ($0.14) per share for the comparative prior year quarter.

Liquidity and Capital Resources

     During the fiscal quarter ended January 30, 2000, the Company's net cash position decreased by $79,267. Although the Company generated $865,000 from financing activities, the Company's operating and investing activities used net cash of $944,267. These activities contributed to a net working capital deficit as of January 30, 2000 of ($3,425,622).

     During fiscal 1999 and the first fiscal quarter of 2000, the Company has relied heavily on funds borrowed from two affiliates and a stockholder who supplied $865,000 for the fiscal quarter ended January 30, 2000. The Company may be required to borrow additional funds from these parties or other sources. There cannot be any assurances that funds will continue to be available from either of these parties or any other source.

     Because the Company had incurred cumulative losses over the last two fiscal years of $4,460,812, had a working capital deficit of approximately $3,039,196 as of October 31, 1999 and because of the lack of profitable operational history in Internet services, the Company's auditors, in their report on the financial statements of the Company as of October 31, 1999, expressed doubt as to the Company's ability to continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. In addition, the Company incurred a net loss of $1,332,017 for the fiscal quarter ended January 30, 2000. The Company intends to obtain additional debt and equity financing for marketing, software development and the funding of operations as well as the generating of income from strategic
alliances and sales of products and services.   Management believes these
funding sources will be sufficient to fund its capital expenditures, working capital requirements and other cash requirements through October 31, 2000.

     During February and March 2000, the Company issued 2,500,000 shares of its common stock in exchange for aggregate cash proceeds of $5,000,000. The shares were sold to several accredited investors in private, unsolicited transactions pursuant to Rule 506 of Regulation D, as promulgated by the Securities and
Exchange Commission under the Securities Act of 1933, as amended.   In addition,
the placement agent received placement fees in the aggregate amount of $50,000 and warrants to purchase 875,000 shares of the Company's common stock exercisable at a price of $2.00 per share at any time through March 6, 2005.

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

     Specifically, such risks include, without limitation:

     . the inability of the Company to derive sufficient revenues from the co-branded services of its web-sites and the additional costs the Company expects to incur in order to perform its obligations under agreements with its affiliates;

     . the inability of the Company to expand its international operations, particularly in light of the Company's limited operating experience in the international market;

     . the failure by the Company to continue to develop and extend the BigHub.com and related brands;

     . the inability of the Company to develop or acquire content for its services;

     . the inability of the Company's affiliates to generate e-commerce revenues;

     . the failure of the Company to anticipate and adapt to a developing market;

     . the introduction and development of equal or superior services or products by competitors, particularly in light of the fact that Microsoft and Netscape, operators of two of the most heavily-trafficked web-sites, offer competitive services;

     .    government regulation;

     . the inability of the Company to identify, attract, retain and motivate qualified personnel; and

     .    general economic conditions.

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

     . the diversion of resources, the incurrence of acquisition-related expenses, the write-off or amortization of intangible assets and the assumption of unknown liabilities; and

     . the inability to maintain uniform standards, controls, procedures and policies and the impairment of relationships with employees and strategic partners as a result of such acquisitions or the integration of new personnel.


     Any failure to successfully address these acquisition-related risks may have a material adverse affect on the Company's business.

     A SUBSTANTIAL PORTION OF THE COMPANY'S REVENUE WILL BE DERIVED FROM PRIVATE LABELING AGREEMENTS. Private Labeling is where the Company provides to another business a complete website and e-commerce solution for the business to consumer and business to business sectors. This will include all front and back end processing as well as access to an e-commerce content of up to approximately 5,000,000 SKU's. There will be a setup fee that the Company anticipates will range from $25,000 to $100,000, as well as monthly processing fees and in some instances revenue sharing on products sold. The target market will be companies that have annual volume of at least $25.0 million.

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

     RISKS ASSOCIATED WITH DEVELOPING WEB ADVERTISING MARKETS. The Web as an advertising medium has not been available for a sufficient period of time to gauge its effectiveness as compared with traditional advertising media. Therefore, the Web is an unproven medium for advertising-supported services. Accordingly, the Company's future operating results will depend substantially upon the increased use of the Web for information, publication, distribution and commerce and the emergence of the Web as an effective advertising medium.

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

     Advertisers may also determine that banner advertising is not an effective or attractive advertising medium. The Company may not be able to effectively transition to any other forms of Web advertising should they develop and achieve market acceptance. Moreover, "filter" software programs that limit or prevent advertising from being delivered to a Web user's computer are available. Widespread adoption of such software by users may have a material adverse affect upon the commercial viability of Web advertising.

     RISK OF CAPACITY CONSTRAINTS OR SYSTEM FAILURES. The Company is dependent on its ability to generate a high volume of traffic to the Company's web sites. Accordingly, the performance of the Company's web-sites is critical to the Company's reputation, its ability to attract advertisers and to achieve market acceptance of the Company's web-sites. Any system failure that causes interruptions in the availability of or that increases response time of the Company's services could reduce user satisfaction and traffic to the Company's web sites and, if sustained or repeated, would reduce the attractiveness of the Company's web-sites to advertisers and consumers. An increase in the volume of searches conducted through the Company's web-sites could strain the capacity of the software or hardware deployed by the Company, which could lead to slower response time or system failures. In addition, as the amount of Web pages and traffic on the Company's services increases, there can be no assurance that the Company's web sites will be able to scale proportionately. The Company is also dependent upon timely feeds and downloads of information from content providers and is dependent upon providers of Web browsers and on Internet and online service providers and other web-site operators, which have experienced significant outages in the past, for access to its network. In the past, Web consumers have experienced outages, delays and other difficulties due to system failures unrelated to the Company's systems and services. Additional difficulties may also materially and adversely affect consumer and advertiser satisfaction. To the extent that the capacity constraints described above are not effectively addressed by the Company, such constraints may have a material adverse affect on the Company's business.

     Substantially all of the Company's communications hardware and certain of its computer hardware operations are located at leased facilities in Santa Ana, California, an area susceptible to earthquakes. The Company has experienced system failures or outages from time to time in the past, which have disrupted the operation of the Company's web-sites. A system failure at this location may adversely affect the performance of the Company's web sites. These systems are also vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events. In the event that the Company seeks to replicate its systems at other locations, it would face a number of technical challenges, particularly with respect to database replication and the need to constantly update distributed databases, the Company may not be able to successfully address these challenges. Although the Company carries property insurance, it does not carry business interruption insurance. In addition, the low coverage limits on the property insurance are likely to be inadequate to compensate the Company for all losses that may occur. The Company's servers are also vulnerable to computer viruses, physical or electronic break-ins and similar disruptive problems. Computer viruses, break-ins or other problems caused by third parties could lead to interruptions, delays or cessations in service to users of the Company's web-sites. The occurrence of any of these risks may have a material adverse affect on the Company's business.

     Year 2000 Compliance.
     --------------------

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

     All systems and applications at the Company are Year 2000 compliant. This includes both servers and desktop systems and applications. The overall infrastructure of Company was built starting in May 1999. We undertook specific steps to ensure that all systems and applications acquired are Year 2000 compliant. The MetaSearch technology acquired from Isleuth was completely reengineered and is also Year 2000 compliant. However, there can be no assurance that the Year 2000 problem will not affect the Company by causing disruptions in the business operations of persons with whom the Company does business, such as customers or suppliers. Year 2000 problems could have a material adverse effect on the Company.

     If the necessary providers of power, communications and other such providers of important services are not fully prepared for the Year 2000, the Year 2000 could have a material impact on the Company. We have no way of knowing how the Year 2000 will affect Internet functions.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------


     As of the date hereof, the Company (or its property) is not a party to any pending legal proceeding and is not aware of any such legal proceeding being contemplated by a governmental authority.


Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

None.



Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.



Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None.



Item 5. Other Information
-------------------------

     Effective November 1, 1999, the Company changed its reporting period from a fiscal year ending on October 31 to a fiscal year ending on the last Sunday of October.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------


     (a)  Exhibits



Exhibit No.              Description
-----------              -----------


2.1 Agreement and Plan of Merger between Optima Medical Group of Hileah, Inc. and Optima Medical Group of No. Miami, Inc. and Coordinated HealthCare, Inc., dated October 16, 1995.****

2.2 Articles of Merger of Optima Medical Group of Hileah, Inc., Optima Medical Group of No. Miami, Inc. and Coordinated HealthCare, Inc. dated October 16, 1995.****

2.3 Agreement for Purchase and Sale of Assets by and between Coordinated Healthcare, Inc. and ALF Realty I, Inc. dated July 15, 1998.****

2.4 Agreement and Plan of Reorganization by and between Happy Landings, Inc. and Isleuth.com, Inc. dated September 3, 1998.****

3.1 Articles of Incorporation of Coordinated Healthcare Inc., filed February 16, 1995.****

3.2 Articles of Amendment to Articles of Incorporation of Coordinated HealthCare, Inc. authorizing 5,000,000 shares of Common Stock at a par value of $0.001 per share, filed January 17,1996.****

3.3 Articles of Amendment to Articles of Incorporation of Coordinated HealthCare, Inc., authorizing 20,000,000 shares of Common Stock at a par value of $0.001 per share, filed June 24, 1996.****

3.4 Articles of Amendment to Articles of Incorporation of Coordinated HealthCare, Inc. authorizing 25,000,000 shares of Common Stock at a par value of $0.001 per share and 10,000 shares of Preferred Stock at a par value of $0.001 per share, filed July 29, 1998.***

3.5 Articles of Amendment to Articles of Incorporation of Coordinated HealthCare, Inc., changing the name of Coordinated Healthcare, Inc. to Isleuth.com, Inc., filed July 29, 1998.****

3.6 Articles of Amendment to Articles of Incorporation of Isleuth.com, Inc. authorizing 25,000,000 shares of Special Preferred Stock at a par value of $0.001 per share, filed October 15, 1998.****

3.7 Articles of Amendment to Articles of Incorporation of Isleuth.com, Inc. designating 12,500,000 shares of the Special Preferred Stock as Class A Special Preferred Stock at a par value of $0.001 per share, filed December 28, 1998.****

3.8 Articles of Amendment to Articles of Incorporation Isleuth.com, Inc., changing the name of Isleuth.com, Inc. to The BigHub.com, Inc., filed April 29, 1999.
                         ****

3.9 Articles of Amendment to Articles of Incorporation of The BigHub.com, Inc., authorizing 50,000,000 shares of Common Stock of a par value of $0.001 per share and 25,000,000 shares of Preferred Stock at a par value of $0.001 per share, filed October 18, 1999.**

3.10                     Bylaws of the registrant.****

10.1                     Option Agreement by and between Happy Landings, Inc.
                         and Maverick Communication Corp. dated August 3, 1998.****

10.2                     Stock Purchase Agreement by and between SJI Group, Inc.
                         and Isleuth.com, Inc. dated August 7, 1998.****

10.3 Employment Agreement by and between The BigHub.com, Inc. and Patrick J. DeMicco Dated July 9, 1999.****

10.4 Employment Agreement by and between The BigHub.com, Inc. and Douglas Martinez dated June 28, 1999.****

10.5 Employment Agreement by and between The BigHub.com, Inc. and Chet Howard dated June 14, 1999.****

10.6 Employment Agreement by and between The BigHub.com, Inc. and Mark Doumani dated June 30, 1999.****

10.7 Sublease Agreement dated June 1, 1999 between The BigStore.com, Inc., a Delaware corporation and The BigHub.com, Inc. a Florida corporation.***

10.8 Comarketing Agreement dated July 6,1999 between Deal-Time and the BigHub.com, Inc.***

10.9 Strategic Marketing Agreement entered into as of September 2, 1999 by and between the BigHub.com, Inc. And Biomerica, Inc. (The BigRX.com).****

10.10 Affiliate Agreement dated September 1, 1999 by and between The BigHub.com, Inc. and the BigStore.com, Inc.****

10.11 Consulting Agreement dated June 7, 1999 by and between The BigHub.com, Inc. and Stilden Co., Inc. **

10.12 Licensing Agreement dated October 29, 1999 by and between The BigHub.com, Inc. and Pricenet USA, Inc.**

10.13 Licensing Agreement dated November 12, 1999 by and between The BigHub.com, Inc. and The BigStore.com, Inc.**

10.14 Sublicensing Agreement dated January 20, 2000 by and between TheBigHub.com, Inc. and Starting Point, Inc.**

10.15 E-Commerce Services and Sublicense Agreement dated February 25, 2000 by and between the Company and QuePasa.com, Inc.*

10.16 Direct-Link Advertising Agreement dated March 6, 2000 by and between the Company and The BigFNI.com, Inc.*

10.17 Advertising Agreement dated November 30, 1999 by and between the Company and The BigBallot.com, Inc.*

10.18 Advertising and Content Agreement dated November 30, 1999 by and between the Company and The BigBallot.com, Inc.*

10.19 Stock Purchase Agreement dated November 30, 1999 by and between the Company and The BigBallot.com, Inc.*

10.20 Master Web Site Services Agreement dated November 30, 1999 by and between the Company and The BigBallot.com, Inc.*

27.1                     Financial Data Schedule*

     ____________________
*    Filed herewith.
**   Filed with the Form 10-KSB of The  BigHub.com, Inc. filed on January 27,
     2000
*** Filed with Amendment No. 1 to the Form 10-SB of The BigHub.com, Inc. filed on October 1, 1999.
**** Filed with the Form 10-SB of The BigHub.com, Inc. filed on August 20, 1999.


 (b) Reports on Form 8-K

  Date Filed        Subject
  ----------        -------

  11/5/99           Resignation of Pat DeMicco

  11/10/99          Change in auditors

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


The BigHub.com, Inc.

By: /s/ Chet Howard
------------------------------------------
Chet Howard, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date:  March 14, 2000