Form 10QSB
period 2000-04-30
BIGHUB COM INC
filed 2000-06-09
CIK 1093192

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 2000
                                                --------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 000-27107
                       ---------

                             THE BIGHUB.COM, INC.
       (Exact name of small business issuer as specified in its charter)

             Florida                               65-0580634
------------------------------------        ------------------------
   (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)              Identification No.)

                2939 Mossrock, Suite 275, San Antonio, TX 78230
                -----------------------------------------------
                    (Address of principal executive offices)

                                 (210) 979-9228
                                 --------------
               Registrant's telephone number, including area code

          Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.                                                         Yes X No ___.
                                                                     -

          State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          There were 21,685,521 shares of common stock outstanding at May 15,
          -------------------------------------------------------------------
2000.
------

          Transitional Small Business Disclosure Format (check one):      Yes
          ---------------------------------------------------------------------
No  X.
------

                             THE BIGHUB.COM, INC.
                                  Form 10-QSB
                 For the Quarterly Period ended April 30, 2000
                               Table of Contents

                                                                                                     Page No.
Part I.  Financial information

   Item 1. Financial Statements

      Condensed consolidated balance sheets - April 30, 2000 (unaudited) and October 31, 1999            1
      Condensed consolidated statements of operations and comprehensive operations -
                fiscal three and six months ended April 30, 2000 and 1999 (unaudited)                    2
      Condensed consolidated statements of cash flows - fiscal six months ended April 30, 2000
                and 1999 (unaudited)                                                                     3
             Notes to condensed consolidated financial statements - April 30, 2000                       4

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations         4

Part II.  Other information

   Item 1.   Legal Proceedings                                                                          11

   Item 2 .  Changes in Securities and Use of Proceeds                                                  11

   Item 3 .  Defaults Upon Senior Securities                                                            11

   Item 4 .  Submission of Matters to a Vote of Security Holders                                        11

   Item 5.   Other Information                                                                          11

   Item 6.   Exhibits and Reports on Form 8-K                                                           12

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

                     THE BIGHUB.COM, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    April 30,     October 31,
                                                        2000            1999
                                                  (Unaudited)       (Audited)
                                                ------------     ------------

                                    Assets

Current assets:
  Cash                                          $    302,458   $     87,858
  Marketable securities                              421,875             --
  Accounts receivable                                101,043          5,133
  Notes receivable from related parties            1,323,738             --
                                                ------------   ------------
     Total current assets                          2,149,114         92,991

Property and equipment, net                        1,097,537      1,502,226

Other assets                                           1,800          1,800
                                                ------------   ------------

                                                $  3,248,451   $  1,597,017
                                                ============    ============


                Liabilities and Stockholders' Equity (Deficit)

Current liabilities
  Accounts payable                              $    499,350   $  1,199,503
  Accrued liabilities                                505,897        197,512
  Related party payables                              82,457        785,172
  Unearned revenue from related parties              373,465             --
  Notes payable to related parties                   215,000        950,000
                                                ------------   ------------
     Total current liabilities                     1,676,169      3,132,187
                                                ------------   ------------


Stockholders' equity (deficit):
  Preferred stock, 25,000,000 shares authorized,
   $0.001 par value, no shares outstanding                --             --
  Common stock, 50,000,000 shares authorized,
   $0.001 par value, 20,605,976 and 16,105,976
   shares outstanding, respectively                   20,606         16,106
  Additional paid-in capital                      10,764,303      4,232,628
  Accumulated deficit                             (8,634,502)    (5,783,904)
  Accumulated other comprehensive loss              (578,125)            --
                                                ------------   ------------
     Total stockholders' equity (deficit)          1,572,282     (1,535,170)
                                                ------------   ------------

                                                $  3,248,451   $  1,597,017
                                                ============   ============

    See accompanying notes to condensed consolidated financial statements.

                     THE BIGHUB.COM, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           COMPREHENSIVE OPERATIONS
                                  (Unaudited)

                                                            Three Months Ended                     Six Months Ended
                                                          April 30,     April 30,              April 30,       April 30,
                                                               2000          1999                   2000            1999
                                                       ------------    ----------           ------------      ----------
Net sales                                              $    183,349    $    7,198           $    439,597      $   10,116

Cost of sales                                               164,556           700                271,847           3,087
                                                       ------------    ----------           ------------      ----------

Gross profit                                                 18,793         6,498                167,750           7,029
                                                       ------------    ----------           ------------      ----------

Operating expenses:
  General and administrative                              1,413,352        59,135              2,707,757         162,262
  Depreciation                                              116,563        48,785                269,195          97,570
                                                       ------------    ----------           ------------      ----------
     Total operating expenses                             1,529,915       107,920              2,976,952         259,832
                                                       ------------    ----------           ------------      ----------

Loss from operations                                     (1,511,122)     (101,422)            (2,809,202)       (252,803)
                                                       ------------    ----------           ------------      ----------

Other income (expense):
  Interest expense                                           (7,457)            -                (41,396)       (412,500)
  Other expense                                                   -             -                      -               -
                                                       ------------    ----------           ------------      ----------

                                                             (7,457)            -                (41,396)       (412,500)
                                                       ------------    ----------           ------------      ----------

Loss before extraordinary item                           (1,518,579)     (101,422)            (2,850,598)       (665,303)

Extraordinary item - gain on forgiveness of debt                  -             -                      -          67,000
                                                       ------------    ----------           ------------      ----------

Net loss                                                 (1,518,579)     (101,422)            (2,850,598)       (598,303)

Other comprehensive income - unrealized loss on
  marketable securities available for sale,
  net of tax of -$0-                                       (609,375)            -               (578,125)              -
                                                       ------------    ----------           ------------      ----------

Comprehensive loss                                     $ (2,127,954)   $ (101,422)          $ (3,428,723)     $ (598,303)
                                                       ============    ==========           ============      ==========
Net loss per common share:
  Loss before extraordinary item                       $      (0.09)   $    (0.02)          $      (0.17)     $    (0.16)
  Extraordinary item - gain on forgiveness of
    debt                                                          -             -                      -            0.02
                                                       ------------    ----------           ------------      ----------
Loss per common share                                  $      (0.09)        (0.02)          $      (0.17)          (0.14)
                                                       ============    ==========           ============      ==========
Weighted average number of common shares
  outstanding                                            17,758,754     5,021,302             16,932,365       4,224,760
                                                       ============    ==========           ============      ==========

    See accompanying notes to condensed consolidated financial statements.

                     THE BIGHUB.COM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                                                                   Six Months Ended
                                                                                            April 30,             April 30,
                                                                                                 2000                  1999
                                                                                         ------------           -----------
Cash flows used in operating activities:
     Net loss                                                                            $ (2,850,598)          $  (598,303)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
           Depreciation                                                                       269,195                97,570
           Value of shares issued for consulting services                                           -                75,000
           Interest imputed on conversion of preferred
             shares to Class A special preferred shares                                             -               412,500
           Extraordinary item - Gain on forgiveness of debt                                         -               (67,000)
           Changes in operating assets and liabilities
             Accounts receivable                                                              (95,910)                 (756)
             Notes receivable                                                              (1,323,738)                    -
             Related party payables                                                          (129,250)               41,500
             Accounts payable and accrued liabilities                                        (391,768)               11,903
             Unearned revenue                                                                (200,000)                    -
                                                                                         ------------           -----------
Net cash used in operating activities                                                      (4,722,069)              (27,586)
                                                                                         ------------           -----------

Cash flows used in investing activities:
    Acquisition of property and equipment                                                    (297,935)                    -
                                                                                         ------------           -----------

Cash flows from financing activities:
    Proceeds from sale of common stock                                                      5,450,000                28,800
    Proceeds from notes payable to related parties                                            865,000                     -
    Repayment of notes payable to related parties                                          (1,080,396)                    -
                                                                                         ------------           -----------
Net cash provided by financing activities                                                   5,234,604                28,800
                                                                                         ------------           -----------

Net change in cash                                                                            214,600                 1,214

Cash at beginning of fiscal period                                                             87,858                   644
                                                                                         ------------           -----------

Cash at end of fiscal period                                                             $    302,458           $     1,858
                                                                                         ============           ===========


Supplemental disclosure of cash flow information -
    Cash paid during the six fiscal months for interest                                  $          -           $         -
                                                                                         ============           ===========
    Cash paid during the six fiscal months for income taxes                              $          -           $         -
                                                                                         ============           ===========

Supplemental disclosure of non-cash financing and investing activity:
     During the six fiscal months ended April 30, 2000, the Company's largest shareholder contributed marketable securities with a value of $1,000,000
       (See Note 2).
     During the six fiscal months ended April 30, 2000, the Company exchanged software with a net book value of $433,429 for a reduction in notes payable to related-parties of $519,604, with the resulting $86,175 difference recorded to additional paid-in capital.

    See accompanying notes to condensed consolidated financial statements.

                     THE BIGHUB.COM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                April 30, 2000
                                  (Unaudited)


1.   Summary of significant accounting policies
     ------------------------------------------

     Management's representation

     The management of the BigHub.com, Inc. (the "Company") without audit has prepared the financial statements included herein. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the financial statements have been included and were of a normal recurring nature, and the accompanying financial statements present fairly the financial position of the Company as of April 30, 2000, the results of operations for the fiscal quarters ended April 30, 2000 and 1999 and the results of operations and cash flows for the fiscal six months ended April 30, 2000 and 1999.

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

                     THE BIGHUB.COM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                April 30, 2000
                                  (Unaudited)


     Earnings Per Share

     Basic net income per common share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Incremental common shares issuable upon the exercise of stock options and warrants, are included in the computation of diluted net loss per common share to the extent such shares are dilutive. As the Company has a loss for the periods presented, all options and warrants are antidilutive and are therefore not included in the per share computation.

     Segment Information

     The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires public companies to report selected segment information in their quarterly reports. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company currently operates in one segment as disclosed in the accompanying statement of operations.

     Recent Accounting Pronouncements

     The FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended by SFAS 137, is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this standard to have a material impact on its results of operations, financial position or cash flows as it currently does not engage in any derivative or hedging activities.

                     THE BIGHUB.COM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                April 30, 2000
                                  (Unaudited)


     In March 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2") to be applicable to all web site development costs incurred for the quarter beginning after June 30, 2000. The consensus states that for specific web site development costs, the accounting for such costs should be accounted for under AICPA Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company has not yet addressed whether the adoption of EITF 00-2 will have a material effect on its financial statements.

2.   Marketable Securities
     ---------------------

     In January 2000, a significant shareholder of the Company contributed additional paid-in capital consisting of 250,000 shares of the common stock of Techlabs, Inc. ("Techlabs"), valued at $1,000,000 on that date. The common stock of Techlabs trades on the over-the-counter bulletin board under the stock symbol TKLB. No cash or equity consideration was paid to the stockholder or to any party and no liabilities exist for future consideration in connection with the contribution.

     The Company has treated the stock as available for sale under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

     At the end of each reporting period, the Company assesses the fair value of its marketable securities and records adjustments as appropriate. As of April 30, 2000 the Company determined the fair value of the Techlabs common stock to be $421,875 and, accordingly, reported an unrealized loss of $609,375 as other comprehensive loss for the fiscal quarter and a cumulative unrealized loss of $578,125 as of April 30, 2000.

3.   Stockholders' Equity (Deficit)
     ------------------------------

     Equity Transactions - Common Stock

     During February and March 2000, the Company issued 3,000,000 shares of its common stock in exchange for aggregate cash proceeds of $6,000,000. The shares were sold to several accredited investors in private, unsolicited transactions pursuant to Rule 506 of Regulation D, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as
     amended.   In

                     THE BIGHUB.COM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                April 30, 2000
                                  (Unaudited)


     addition, the placement agent received placement fees in the aggregate amount of $550,000 (which are netted against the proceeds received) and warrants to purchase 875,000 shares of the Company's common stock exercisable at a price of $2.00 per share at any time through March 6, 2005. In addition, various consultants related to this financing received 1,500,000 shares of common stock as compensation for their services, which are included as additional shares issued in connection with this transaction.

     Stock Options

     The following is a summary of the stock options activity for the six fiscal months ended April 30, 2000:

     Balance, October 31, 1999           472,500

          Granted                             --
          Canceled                       (92,500)
                                         -------

     Balance, April 30, 2000             380,000
                                         =======

     Exercisable, April 30, 2000              --
                                         =======

     Warrants

     From time to time, the Company issues warrants pursuant to various consulting agreements. All warrants were either exercised or expired during fiscal 1998 and no new warrants were issued in the fiscal six months ended April 30, 2000, except the warrant issued in connection with the financing transaction described above.

4.   Related Party Transactions
     --------------------------

     Notes Receivable from Related Parties

     Notes receivable at April 30, 2000 is comprised of approximately $1,323,738 due from three affiliates. These notes bear interest of 10% per annum and are due between June 22, 2000 and August 13, 2000 or upon closing of the first tranche of the makers' private placement, whichever is sooner.

     Unearned Revenue

     Unearned revenue is comprised of prepaid monthly fees pursuant to an Affiliate Agreement (see below) that provides for $573,465 owed by the Company to the affiliate to be offset against the first year fees due to the Company by the affiliate for providing

                     THE BIGHUB.COM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                April 30, 2000
                                  (Unaudited)


     advertising and marketing for the affiliate. The amount of $573,465 represents the net present value of the $50,000 per month fee over twelve months at a discount rate of 10%. As of April 30, 2000, $373,465 of unearned revenue remained to be amortized. For the three and six month periods ended April 30, 2000, the Company recorded related-party revenue of $100,000 and $200,000, respectively, under this arrangement, comprising 55% and 46%, respectively, of total revenues recognized.

     Related Party Payables

     Related party payables include $82,457 payable to an affiliate for services performed by the affiliate for the development of the Company's search engine and web site. In addition, related party payables include an $80,000 payable to a related party pursuant to a consulting agreement (see below).

     Notes Payable to Related Parties

     During the six fiscal months ended April 30, 2000, the Company borrowed an aggregate of $865,000 for working capital purposes from two affiliates and a stockholder. The notes bear interest of 10% per annum and are due on the earlier of the closing of the first tranche of the Company's future private placement or May 16, 2000. Interest expense related to all notes payable to related parties totaled $12,837 during the fiscal quarter.

     On January 31, 2000, the Company exchanged software with a net book value of $433,429 with a related party for a $519,604 reduction in notes payable to the related party. The difference of $86,175 has been recorded to additional paid-in capital in the fiscal quarter ended April 30, 2000.

     During the fiscal quarter ended April 30, 2000, the Company repaid $1,080,396 of notes payable plus accrued interest.

     As of April 30, 2000, an aggregate of $215,000 in notes payable to related parties remained outstanding. These notes bear interest of 10% per annum and are due between September 14, 2000 and October 12, 2000.

     Operating Lease

     The Company sub-leases additional
     facilities from an affiliate on a month-to-month basis for a monthly lease amount of $6,800.

                     THE BIGHUB.COM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                April 30, 2000
                                  (Unaudited)


     Affiliate Agreement

     The Company has a three-year Affiliate Agreement with an affiliate pursuant to which the Company provides strategic placement of advertising and marketing internet banners on the Company's web site in consideration for a monthly fee payable to the Company. The monthly fee is $50,000 in the first year, $100,000 in the second year, and $125,000 in the third year. For the six month period ended April 30, 2000, the Company had recorded revenue of $200,000 related to this agreement (see above).

     Consulting Agreement

     In April 1999, the Company entered into a three-year consulting agreement with a related party. Pursuant to the agreement, which was subsequently amended, the Company agreed to pay the related party $21,500 per month for consulting services and to provide the lead consultant with full health and life insurance benefits during the term of the agreement. As of January 1, 2000, the agreement was terminated. As of April 30, 2000, the Company owed $80,000 under this agreement, which is included in related party payables (see above).

6.   Subsequent Events.
     ------------------

     Acquisition of Next Generation Media Corporation

     On May 1, 2000, the Company purchased approximately 69% of the issued and outstanding capital stock of Next Generation Media Corporation ("NexGen") (52% on a fully diluted basis), from an aggregate of 28 shareholders of NexGen.

     BigHub purchased the shares of NexGen common stock using shares of BigHub common stock as consideration. The NexGen common stock was valued at $1.70 per share, while BigHub's common stock was valued at $5.00 per share. The securities purchased from NexGen consisted of a total of 3,175,100 shares of NexGen common stock, options to purchase 164,915 shares of NexGen common stock, with an exercise price of $0.16 per share, and options to purchase 300,000 shares of NexGen common stock, with an exercise price of $0.50.

     The total number of BigHub shares paid as consideration for the NexGen securities was 1,079,545, which were valued under the transaction at an aggregate price of $5,397,725. In addition, BigHub gave two of the NexGen shareholders, Joel Sens and Gerard R. Bernier, options to purchase an aggregate of 300,000

                     THE BIGHUB.COM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                April 30, 2000
                                  (Unaudited)


     shares of BigHub's common stock at an exercise price of $1.25 per share and options to purchase an aggregate of 400,000 shares of BigHub's common stock at an exercise price of $5.50 per share, as additional consideration in the transaction.

     In conjunction with the transactions between BigHub and the selling shareholders described above, NexGen received a working capital loan in the amount of $500,000 from BigHub and agreed to include two appointees of BigHub on its five member Board of Directors.

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

Introduction

     The following discussion is based upon, and should be read in conjunction with, the audited financial statements of the Company as of and for the fiscal years ended October 31, 1999 and 1998, together with the notes thereto, and the unaudited financial statements of the Company as of April 30, 2000 and for the fiscal three and six months ended April 30, 2000 and 1999.

     During 1999, the Company underwent a restructuring of its core business to Internet e-commerce. Accordingly, the Company believes that the following presentation of comparative results of operations, while required, is not meaningful. In addition, the Company believes that historical results are not indicative of future results.

     This Form 10-QSB contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements.

Results of Operations

Fiscal Quarter Ended April 30, 2000 Compared with the Fiscal Quarter Ended April
--------------------------------------------------------------------------------
30, 1999
--------

     Sales for the fiscal quarter ended April 30, 2000 increased $176,151 to $183,349 over the $7,198 recorded during the comparative prior year quarter and was comprised primarily of private label and affiliate fee revenue in contrast
with the banner advertising revenue reported in fiscal 1999.   Included in sales
for the April 30, 2000 fiscal quarter is $100,000 from a related party. Cost of sales in the second fiscal quarter of 2000 increased $163,856 to $164,556 as compared with the $700 reported in the fiscal quarter ended April 30, 1999.

     During the fiscal quarter ended April 30, 2000, general and administrative expenses increased by $1,354,217 to $1,413,352 from the $59,135 reported in the comparative prior year quarter. This change resulted from the increase in the overall business development activities of the Company including upgrading its search engine and web site and developing new sources of revenue, in contrast to the prior year quarter's activities which were centered around the restructuring of the Company's core business to Internet e-commerce.

     Depreciation expense increased by $67,778 to $116,563 in the fiscal quarter ended April 30, 2000 compared to $48,785 reported in the comparative prior year quarter. This increase resulted from the increase in value of the Company's search engine and website as a result of improvements capitalized in the second half of 1999.

     As a result of the foregoing, for the fiscal quarter ended April 30, 2000, the Company reported a net loss of ($1,518,579), or ($0.09) per share. This compares to a net loss of ($101,422), or ($0.02) per share for the comparative prior year quarter.

Fiscal Six Months Ended April 30, 2000 Compared with the Fiscal Six Months Ended
--------------------------------------------------------------------------------
April 30, 1999
--------------

     Sales for the fiscal six months ended April 30, 2000 increased $429,481 to $439,597 over the $10,116 recorded during the comparative prior year period and was comprised primarily of private label and affiliate fee revenue in contrast
with the banner advertising revenue reported in fiscal 1999.   Included in sales
for the April 30,

2000 fiscal six months is $200,000 from a related party. Cost of sales in the second fiscal six months of 2000 increased $268,760 to $271,847 as compared with the $3,087 reported in the fiscal six months ended April 30, 1999.

     During the fiscal six months ended April 30, 2000, general and administrative expenses increased by $2,545,495 to $2,707,757 from the $162,262 reported in the comparative prior year period. This change resulted from the increase in the overall business development activities of the Company including upgrading its search engine and web site and developing new sources of revenue, in contrast to the prior year period's activities which were centered around the restructuring of the Company's core business to Internet e-commerce.

     Depreciation expense increased by $171,625 to $269,195 in the fiscal six months ended April 30, 2000 compared to $97,570 reported in the comparative prior year period. This increase resulted from the increase in value of the Company's search engine and website as a result of improvements capitalized in the second half of 1999.

     Interest expense decreased by $371,104 to $41,396 in the fiscal six months ended April 30, 2000 compared to $412,500 reported in the comparative prior year period. Non-cash interest expense in 1999 was incurred in connection with certain equity transactions as set forth in the Company's annual report on Form 10-KSB for the fiscal year ended October 31, 1999. In contrast, interest expense in 2000 was incurred in connection with notes payable to related parties.

     As a result of the foregoing, for the fiscal six months ended April 30, 2000, the Company reported a net loss of ($2,850,598), or ($0.17) per share. This compares to a net loss of ($598,303), or ($0.14) per share for the comparative prior year period.


Liquidity and Capital Resources

     During the fiscal quarter ended April 30, 2000, the Company's net cash position increased by $214,600. The Company generated $5,234,604 from financing activities, while operating and investing activities used net cash of $5,020,004. These activities contributed to a $472,946 surplus in working capital as of April 30, 2000.

     During fiscal 1999 and the first six fiscal months of 2000, the Company has relied heavily on funds borrowed from two affiliates and a stockholder who supplied $865,000 for the six fiscal months ended April 30, 2000. As of April 30, 2000, all but $215,000 of such funds had been repaid. The Company may be required to borrow additional funds from these parties or other sources. There cannot be any assurances that funds will continue to be available from either of these parties or any other source.

     During February and March 2000, the Company issued 3,000,000 shares of its common stock in exchange for aggregate cash proceeds of $6,000,000. The shares were sold to several accredited investors in private, unsolicited transactions pursuant to Rule 506 of Regulation D, as promulgated by the Securities and
Exchange Commission under the Securities Act of 1933, as amended.   The
placement agent received placement fees in the aggregate amount of $550,000 and warrants to purchase 875,000 shares of the Company's common stock exercisable at a price of $2.00 per share at any time through March 6, 2005. In addition, various consultants related to this financing received 1,500,000 shares of common stock as compensation for their services, which are included as additional shares issued in connection with this transaction.

     Because the Company had incurred cumulative losses over the last two fiscal years of $4,460,812, had a working capital deficit of approximately $3,039,196 as of October 31, 1999 and because of the lack of profitable operational history in Internet services, the Company's auditors, in their report on the financial statements of the Company as of October 31, 1999, expressed doubt as to the Company's ability to continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. In addition, the Company incurred a net loss of $3,342,548 for the six fiscal months ended April 30, 2000. The Company intends to obtain additional debt and equity financing for marketing, software development and the funding of operations as well as the generating of income from strategic alliances and sales of products and services.

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


Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

During February and March 2000, the Company issued 3,000,000 shares of its common stock in exchange for aggregate cash proceeds of $6,000,000. The shares were sold to several accredited investors in private, unsolicited transactions pursuant to Rule 506 of Regulation D, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. In addition, the placement agent received placement fees in the aggregate amount of $550,000 (which are netted against the proceeds received) and warrants to purchase 875,000 shares of the Company's common stock exercisable at a price of $2.00 per share at any time through March 6, 2005. In addition, various consultants related to this financing received 1,500,000 shares of common stock as compensation for their services, which are included as additional shares issued in connection with this transaction.


Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The Company held an Annual Meeting of Stockholders on March 24, 2000 in San Antonio, TX. Two proposals were submitted as described in the Company's Proxy Statement dated February 22, 2000. Proposal No. 1 was to elect four directors, Frank W. Denny, Rod Perth, Roger Riddell, and Michael Skellern, for a term of one year. Proposal No. 2 was to ratify, confirm and approve the selection of Corbin & Wertz as the independent certified public accountants of the Company for fiscal year 2000. Both proposals were voted upon and approved by a majority of the outstanding shares entitled to vote.

The following table indicates the number of votes cast for, against, or withheld, as well as the number of abstentions, for each of the proposals.

Proposal                                  For         Withhold  Against  Abstain
--------------------------------------------------------------------------------
1.  Election of four Directors to serve
    for a term of 1 year
       Frank W. Denny                     12,302,170    23,800       --       --
       Roger Riddell                      12,302,170    23,800       --       --
       Rod Perth                          12,302,170    23,800       --       --
       Michael Skellern                   12,302,170    23,800       --       --
--------------------------------------------------------------------------------
2.   To ratify, confirm and approve the
     selection of Corbin & Wertz as the
     independent certified public
     accountants of the Corporation for
     fiscal year 2000                     12,319,070        --    2,600    4,300
--------------------------------------------------------------------------------

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

10.1 E-Commerce Services and Sublicense Agreement dated February 25, 2000 by and between the Company and QuePasa.com, Inc.*****

10.2 Direct-Link Advertising Agreement dated March 6, 2000 by and between the Company and The BigFNI.com, Inc.*****

10.3 Agreement dated February 4, 2000 by and between the Company and GoTo.com, Inc.*

10.4 Search Results Agreement dated March 29, 2000 by and between the Company and FindWhat.com, Inc.*

10.5 Stock Purchase Agreement, dated March 16, 2000, by and among The BigHub.com, Inc., Next Generation Media Corporation, the "Preferred Shareholders" and the "Common Shareholders." ******

10.6 Stock Purchase Agreement, dated March 16, 2000, by and among The BigHub.com, Inc., Next Generation Media Corporation, Gerard R. Bernier, and Joel Sens.******

10.7 Registration Rights Agreement, dated March 16, 2000, by and among The BigHub.com, Inc. and Investors.******

27.1                     Financial Data Schedule*
       _____________________________
*      Filed herewith.
**     Filed with the Form 10-KSB of The BigHub.com, Inc. filed on January 27,
       2000
*** Filed with Amendment No. 1 to the Form 10-SB of The BigHub.com, Inc. filed on October 1, 1999.
****   Filed with the Form 10-SB of The BigHub.com, Inc. filed on August 20,
       1999
*****  Filed with the Form 10-QSB of The BigHub.com, Inc. filed on March 14,
       2000
****** Filed with the Form 8-K of The BigHub.com, Inc. filed on May 15, 2000

  (b) Reports on Form 8-K

  Date Filed        Subject
  ----------        -------

  2/3/00            Private placement of 2,500,000 shares of common stock

  5/1/00            Acquisition of 52% of Next Generation Media Corp.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



The BigHub.com, Inc.


By:   /s/ Chet Howard
     ----------------
Chet Howard, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date:  June 9, 2000