Form 10QSB
period 2000-07-30
BIGHUB COM INC
filed 2000-10-12
CIK 1093192

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 30, 2000
                                                -------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 000-27107
                       ---------

                             THE BIGHUB.COM, INC.
       (Exact name of small business issuer as specified in its charter)

                  Florida                                   65-0580634
   -----------------------------------                -----------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

                2939 Mossrock, Suite 275, San Antonio, TX 78230
                -----------------------------------------------
                   (Address of principal executive offices)

                                (210) 979-9228
                                --------------
              Registrant's telephone number, including area code

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.          (1)  Yes___ No X .
                             ---
               (2)  Yes X  No___ .
                       ---

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     There were 21,685,521 shares of common stock outstanding at August 30,
     ----------------------------------------------------------------------
2000.
-----

     Transitional Small Business Disclosure Format (check one):   Yes     No X.
     --------------------------------------------------------------------------

                             THE BIGHUB.COM, INC.
                                  Form 10-QSB
                 For the Quarterly Period ended July 30, 2000
                               Table of Contents

                                                                                                              Page No.
Part I.  Financial information

   Item 1. Financial Statements                                                                                      i

      Condensed consolidated balance sheets - July 30, 2000 (unaudited) and October 31, 1999                         1
      Condensed consolidated statements of operations and comprehensive operations -                                 2
         fiscal three and nine months ended July 30, 2000 and 1999 (unaudited)
      Condensed consolidated statements of cash flows - fiscal three and nine months                                 3
         ended July 30, 2000 and 1999 (unaudited)
       Notes to condensed consolidated financial statements - July 30, 2000                                          4


   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                    16


Part II.  Other information

   Item 1.   Legal Proceedings                                                                                      19

   Item 2 .  Changes in Securities and Use of Proceeds                                                              19

   Item 3 .  Defaults Upon Senior Securities                                                                        19

   Item 4 .  Submission of Matters to a Vote of Security Holders                                                    19

   Item 5.   Other Information                                                                                      19

   Item 6.   Exhibits and Reports on Form 8-K                                                                       20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

The financial statements included herein have been prepared by The BigHub.com, Inc. (the "Company" or the "Registrant"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As contemplated by the SEC under Rule 10-01 of Regulation S-X (as amended by Regulation S-B), the accompanying financial statements have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. All dollar amounts referenced in this document are denominated in United States dollars. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto of The BigHub.com, Inc. included in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1999 as filed with the SEC (file number 000-27107) and the financial statements and notes thereto of Next Generation Media Corp. for the year ended December 31, 1999 filed in the Company's amended Current Report on Form 8K/A filed with the SEC on July 14, 2000.

                     THE BIGHUB.COM, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   JULY 30,        OCTOBER 31,
                                                                                      2000               1999
                                                                                (UNAUDITED)          (AUDITED
                                                                             -------------      -------------
                                    ASSETS

Current assets:
  Cash and equivalents                                                       $     198,069      $      87,858
  Marketable securities                                                             78,125                  -
  Accounts receivable, net                                                         604,361              5,133
  Inventories                                                                       46,122                  -
  Note receivable                                                                  200,000                  -
  Advertising credits                                                              270,000                  -
  Prepaid expenses and other current assets                                         61,307                  -
                                                                             -------------      -------------
     Total current assets                                                        1,457,984             92,991

Property and equipment, net                                                      2,152,051          1,502,226

Intangibles, net                                                                 3,410,614                  -

Other assets                                                                       114,519              1,800
                                                                             -------------      -------------

                                                                             $   7,135,168      $   1,597,017
                                                                             =============      =============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                           $   1,189,542      $   1,199,503
  Accrued liabilities                                                            1,023,679            197,512
  Related party payables                                                            60,000            785,172
  Notes and accrued interest payable to related parties                            452,660            950,000
  Notes payable                                                                    455,203                  -
                                                                             -------------      -------------
     Total current liabilities                                                   3,181,084          3,132,187
                                                                             -------------      -------------

  Minority interest                                                                573,933                  -

Stockholders' equity (deficit):
  Preferred stock, 25,000,000 shares authorized, $0.001 par value,
   no shares outstanding                                                                 -                  -
  Common stock, 50,000,000 shares authorized, $0.001 par value
  21,685,521 and 16,105,976 shares outstanding, respectively                        21,686             16,106
  Additional paid-in capital                                                    13,628,955          4,232,628
  Accumulated deficit                                                           (9,348,615)        (5,783,904)
  Accumulated other comprehensive loss                                            (921,875)                 -
                                                                             -------------      -------------
     Total stockholders' equity (deficit)                                        3,380,151         (1,535,170)
                                                                             -------------      -------------

                                                                             $   7,135,168      $   1,597,017
                                                                             =============      =============

    See accompanying notes to condensed consolidated financial statements.

                     THE BIGHUB.COM, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           COMPREHENSIVE OPERATIONS
                                  (Unaudited)

                                                                 Months Ended Three                   Months Ended Nine
                                                              July 30,         July 30,             July 30,         July 30,
                                                                  2000             1999                 2000             1999
                                                           -----------      -----------         ------------      -----------
Net sales                                                 $  3,053,654     $      5,145         $  3,365,632     $     15,261

Cost of sales                                                2,025,752           10,432            2,229,599           13,519
                                                           -----------      -----------          -----------      -----------

Gross profit                                                 1,027,902           (5,287)           1,136,033            1,742
                                                           -----------      -----------          -----------      -----------

Operating expenses:
  General and administrative                                 2,146,865          971,608            4,789,622        1,133,870
  Depreciation and amortization                                315,654           48,785              584,849          146,355
                                                           -----------      -----------          -----------      -----------
     Total operating expenses                                2,462,519        1,020,393            5,374,471        1,280,225
                                                           -----------      -----------          -----------      -----------

Loss from operations                                        (1,434,617)      (1,025,680)          (4,238,438)      (1,278,483)

Interest expense                                               (30,610)               -              (77,386)        (412,500)

Minority interest in loss of                                    28,117                -               28,117                -
 subsidiary
                                                           -----------      -----------          -----------      -----------
Loss before extraordinary item                              (1,437,110)      (1,025,680)          (4,207,707)      (1,690,983)

Extraordinary item - gain on forgiveness of debt                     -                -                    -           67,000
                                                           -----------      -----------          -----------      -----------
Net loss from continuing operations                         (1,437,110)      (1,025,680)          (4,207,707)      (1,623,983)

Gain on discontinued operation, net minority
 interest of $324,824                                          722,996                -              722,996                -
                                                           -----------      -----------          -----------      -----------
Net loss                                                      (714,114)      (1,025,680)          (3,564,711)      (1,623,983)

Other comprehensive income - unrealized loss on
  marketable securities available for sale, net               (343,750)               -             (921,875)               -
   of tax of -$0-
                                                           -----------      -----------          -----------      -----------
Comprehensive loss                                        $ (1,057,864)    $ (1,025,680)        $ (4,486,586)    $ (1,623,983)
                                                           ===========      ===========          ===========      ===========

Net loss per common share:
  Loss before extraordinary item                          $      (0.06)    $      (0.12)        $      (0.23)    $      (0.30)
  Extraordinary item - gain on                                       -                -                    -             0.01
   forgiveness of debt
                                                           -----------      -----------          -----------      -----------
  Loss from continuing operations                                (0.06)           (0.12)               (0.23)           (0.29)
  Gain on discontinued operation                                  0.03                -                 0.04                -
                                                           -----------      -----------          -----------      -----------
Loss per common share                                     $      (0.03)    $      (0.12)        $      (0.19)    $      (0.29)
                                                           ===========      ===========          ===========      ===========
Weighted average number of common
 shares outstanding
                                                            21,673,526       10,744,984           18,499,789        6,731,501
                                                           ===========      ===========          ===========      ===========

    See accompanying notes to condensed consolidated financial statements.

                     THE BIGHUB.COM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                                   Nine Months Ended
                                                                  July 30,        July 30,
                                                                      2000            1999
                                                              ------------    ------------
Cash flows used in operating activities:
  Net loss                                                    $ (3,564,711)   $ (1,623,983)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                 584,849         146,355
     Amortization of deferred revenue                             (350,000)              -
     Value of shares issued for consulting services                      -          84,150
     Interest imputed on conversion of preferred
      shares to Class A special preferred shares                         -         412,500
     Extraordinary item - Gain on forgiveness of debt                    -         (67,000)
     Gain on disposition of discontinued operation              (1,047,820)              -
     Minority interest in income of subsidiary                     296,707               -
     Changes in operating assets and liabilities,
      net of assets and liabilities acquired:
      Accounts receivable                                          (20,484)              -
      Inventories                                                  106,445               -
      Prepaid expenses and other assets                             72,200         (14,000)
      Related party payables                                      (219,978)              -
      Accounts payable and accrued liabilities                    (611,143)        218,220
                                                              ------------    ------------
Net cash used in operating activities                           (4,753,935)       (843,758)
                                                              ------------    ------------

Cash flows used in investing activities:
  Loans to NexGen prior to acquisition                            (500,000)              -
  Acquisition of property and equipment                           (184,993)       (514,381)
                                                              ------------    ------------
Net cash used in investing activities                             (684,993)       (514,381)
                                                              ------------    ------------
Cash flows from financing activities:
  Proceeds from sale of common stock                             5,450,000               -
  Repayment of notes payable                                      (151,493)              -
  Proceeds from notes payable to related parties                 1,090,000       1,528,800
  Repayment of notes payable to related parties                 (1,067,736)              -
                                                              ------------    ------------
Net cash provided by financing activities                        5,320,771       1,528,800
                                                              ------------    ------------

Net change in cash                                                (118,157)        170,661

Cash at beginning of fiscal period                                  87,858             644

Cash acquired                                                      228,368               -
                                                              ------------    ------------

Cash at end of fiscal period                                  $    198,069    $    171,305
                                                              ============    ============

Supplemental disclosure of cash flow information -
  Cash paid during the nine fiscal months for interest        $      6,936    $          -
                                                              ============    ============
  Cash paid during the nine fiscal months for income taxes    $          -    $          -
                                                              ============    ============

Supplemental disclosure of non-cash financing and
 investing activity:
  During the nine fiscal months July 30, 2000, the Company's largest shareholder contributed marketable securities with a value of $1,000,000 (See
   Note 2).
  During the nine fiscal months ended July 30, 2000, the Company exchanged software with a net book value of $433,429 for a reduction in notes payable to related-parties of $519,604, with the resulting $86,175 difference recorded to additional paid-in capital.
  During the nine fiscal months ended July 30, 2000, NexGen recognized a gain of 1,047,820 on the sale of its Newspaper publishing subsidiary.

    See accompanying notes to condensed consolidated financial statements.

                     THE BIGHUB.COM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 July 30, 2000
                                  (Unaudited)

1.   Summary of significant accounting policies
     ------------------------------------------

     Management's representation

     The management of the BigHub.com, Inc. without audit has prepared the financial statements included herein. The unaudited condensed consolidated financial statements include the consolidated accounts of The BigHub.com, Inc. as of and for the three and nine months ended July 30, 2000 and those of Next Generation Media Corporation as of and for the two months ended June 30, 2000 (collectively, the "Company"). Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the financial statements have been included and were of a normal recurring nature, and the accompanying financial statements present fairly the financial position of the Company as of July 30, 2000, the results of operations for the fiscal quarters ended July 30, 2000 and 1999 and the results of operations and cash flows for the fiscal nine months ended July 30, 2000 and 1999.

     It is suggested that these financial statements be read in conjunction with the Company's audited financial statements and notes for the years ended October 31, 1999 and 1998 filed with the Company's annual report on Form 10-KSB and the audited financial statements of Next Generation Media Corporation (acquired during the fiscal quarter ended July 30, 2000) filed with the Company's amended current report on Form 8-K/A on July 14, 2000. The interim results are not necessarily indicative of the results for a full year.

     Change in Fiscal Year End

     Effective November 1, 1999, the Company changed its reporting period from a fiscal year ending on October 31 to a fiscal year ending on the last Sunday of October.

     Principles of Consolidation

     The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries as of and for the three and nine months ended July 30, 2000 except for Next Generation Media Corporation ("NexGen") where accounts are included as of June 30, 2000 and for the two months ended June 30, 2000. Intercompany transactions and balances have been eliminated in consolidation.

                     THE BIGHUB.COM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 July 30, 2000
                                  (Unaudited)

     Minority Interest

     The Company consolidates NexGen's assets, liabilities, revenues and expenses, with reductions on the balance sheet and statement of income for the minority shareholders' 31% interest in NexGen's equity and earnings. Minority interest of $573,933 was recorded on the consolidated balance sheet at July 30, 2000.

     Comprehensive Income

     The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The effect of SFAS 130 is reflected in these financial statements.

     Inventories

     Inventories consist primarily of paper, envelopes and printing materials and are stated at the lower of cost or market, with cost determined on the first-in, first-out method.

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

     Segment Information

     The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires public companies to report selected segment information in their quarterly reports. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. During the quarter ended July 30,

                     THE BIGHUB.COM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 July 30, 2000
                                  (Unaudited)

     2000, the Company operated in three reportable segments as disclosed in the accompanying statement of operations. See Note 9 "Segment Information."

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

     In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25." FIN 44 clarifies the application of APB 25 for
     (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain other provisions of FIN 44 prior to July 30, 2000 did not have a material effect on the financial statements. The Company does not expect that the adoption of the remaining provisions will have a material effect on the financial statements.

                     THE BIGHUB.COM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 July 30, 2000
                                  (Unaudited)

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement is the fourth quarter of the fiscal year beginning after December 15, 1999. The Company believes that adopting SAB 101 will not have a material impact on its financial position and results of operations.

     Reclassifications

     Certain reclassifications have been made to fiscal year to date results of operations to conform to the presentation of the three months ended July 30, 2000.

2.   Going Concern
     -------------

     Because the Company had incurred cumulative losses over the last two fiscal years of $4,460,812 and a loss of $3,564,711 for the nine months ended July 30, 2000, had a working capital deficit of approximately $1,723,100 as of July 30, 2000 and because of the lack of profitable operational history in Internet services, there is doubt as to the Company's ability to continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The ability of the Company to continue in existence is dependent primarily upon obtaining additional debt and equity financing as well as the generating of income from strategic alliances and the sale of products and services. The financial statements do not include any adjustments relating to the reservability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

3.   Acquisition of Next Generation Media Corporation
     ------------------------------------------------

     On May 1, 2000, the Company purchased approximately 69% of the issued and outstanding capital stock of (52% on a fully diluted basis), from Nexgen and an aggregate of 28 shareholders of NexGen.

     BigHub purchased the shares of NexGen common stock using shares of BigHub common stock as consideration. The securities purchased from NexGen consisted of a total of 3,175,100 shares of NexGen common stock, options to purchase 164,915 shares of NexGen common stock from NexGen, with an exercise price of $0.16 per share, and options to purchase 300,000 shares of NexGen common stock from certain stockholders, with an exercise price of $0.50.

     The total number of BigHub shares paid as consideration for the NexGen

                     THE BIGHUB.COM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 July 30, 2000
                                  (Unaudited)

     securities was 1,079,545. In addition, BigHub gave two of the NexGen shareholders, Joel Sens and Gerard R. Bernier, options to purchase an aggregate of 300,000 shares of BigHub's common stock at an exercise price of $1.25 per share and options to purchase an aggregate of 400,000 shares of BigHub's common stock at an exercise price of $5.50 per share, as additional consideration in the transaction.

     The total consideration (including the value of the options) was $2,865,732, which was allocated as follows under the purchase method of accounting:

                  Cash                                      $   228,368
                  Accounts receivable                           578,744
                  Inventories                                   152,567
                  Property and equipment                      1,290,198
                  Other assets                                  246,226
                  Goodwill                                    3,603,526
                  Total liabilities                          (2,614,671)
                  Minority interest                            (619,226)
                                                            -----------
                                                            $ 2,865,732
                                                            ===========

     Goodwill will be amortized on a straight line basis over an estimated useful life of 10 years.

     Prior to the transactions between BigHub and the selling shareholders described above, NexGen received a working capital loan in the amount of $500,000 from BigHub and as a result of the transaction agreed to include two appointees of BigHub on its five member Board of Directors.

     The following unaudited pro forma summary for the fiscal year ended October 31, 1999 and the fiscal nine months ended July 30, 2000 gives effect to the acquisition of NexGen as if it had occurred on November 1, 1998 and 1999, respectively, and is based on historical results of operations of The BigHub.com for the fiscal year ended October 31, 1999 and the nine month period ended July 30, 2000 and of NexGen for the fiscal year ended December 31, 1999 and the six month period ended June 30, 2000. This summary is not necessarily indicative of what actual results would have been had the transactions occurred on either November 1, 1998 or 1999 nor do they purport to indicate future results of the Company.

                     THE BIGHUB.COM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 July 30, 2000
                                  (Unaudited)

   ---------------------------------------------------------------------------------
                                                      Year Ended         9 Mo. Ended
   ---------------------------------------------------------------------------------
                                                 October 31, 1999      July 30, 2000
   ---------------------------------------------------------------------------------
   Revenues                                           $ 7,901,324        $ 5,675,937
   ---------------------------------------------------------------------------------
   Net loss from continuing operations                 (5,138,906)        (4,389,079)
   ---------------------------------------------------------------------------------
   Basic and diluted loss per common share from
    continuing operations                             $     (0.61)       $     (0.23)
   ---------------------------------------------------------------------------------

   ---------------------------------------------------------------------------------

     On June 30, 2000, NexGen sold its entire interest in its newspaper publishing subsidiary. See Note 10. "Discontinued Operations."

4.   Marketable Securities
     ---------------------

     In January 2000, a significant shareholder of the Company contributed 250,000 shares of the common stock of Techlabs, Inc. ("Techlabs"), valued at $1,000,000 based on the trading price of the stock on that date. The common stock of Techlabs trades on the over-the-counter bulletin board under the stock symbol TKLB. No cash or equity consideration was paid to the stockholder or to any party and no liabilities exist for future consideration in connection with the contribution.

     The Company has treated the stock as available for sale under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

     At the end of each reporting period, the Company assesses the fair value of its marketable securities and records adjustments as appropriate. As of July 30, 2000 the Company determined the fair value of the Techlabs common stock to be $78,125 and, accordingly, reported an unrealized loss of $343,750 as other comprehensive loss for the fiscal quarter and a cumulative unrealized loss of $921,875 as of July 30, 2000.

5.   Notes Receivable
     ----------------

     Notes receivable at July 30, 2000 is comprised of a $200,000 secured promissory note in favor of NexGen issued by UNICO, Inc. in connection with UNICO, Inc.'s purchase of NexGen's newspaper publishing subsidiary. The note shall accrue interest until June 1, 2001 at a floating interest rate equal to the Prime Rate plus two percent. The principal shall be repaid in installments between January 1, 2001 and June 1, 2001. See "Discontinued Operations."

                     THE BIGHUB.COM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 July 30, 2000
                                  (Unaudited)

6.   Advertising Credit
     ------------------

     A prepaid advertising credit of $270,000 was recorded in June 2000 upon execution by UNICO, Inc. of a trade allowance agreement in favor of NexGen in connection with UNICO, Inc.'s purchase of NexGen's newspaper publishing subsidiary. See "Discontinued Operations."

7.   Notes Payable
     -------------

     Notes payable is comprised of the following:

          ----------------------------------------------------------------------
          Note payable to a bank, interest at prime + 1%,
          monthly payments of principal and interest of
          $12,500, collateralized by the assets of Direct
          Mail Marketing segment, due on September 15, 2000           $ 239,786
          ----------------------------------------------------------------------

          ----------------------------------------------------------------------
          Line of credit from a bank in the amount of $100,000,
          interest at prime, guaranteed by the president of
          NexGen, due in September, 2000                                100,000
          ----------------------------------------------------------------------

          ----------------------------------------------------------------------
          Note payable to a bank, interest at prime +.50%,
          originally due on April 30, 2000 but subsequently
          extended, guaranteed by UNICO, Inc.                            60,000
          ----------------------------------------------------------------------

          ----------------------------------------------------------------------
          Note payable, non-interest bearing, due in
          September, 2000                                                55,417
                                                                      ---------
          ----------------------------------------------------------------------
                                                                      $ 455,203
                                                                      =========
          ----------------------------------------------------------------------

                     THE BIGHUB.COM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 July 30, 2000
                                  (Unaudited)

8.   Stockholders' Equity (Deficit)
     ------------------------------

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

     In connection with the acquisition of NexGen, the Company issued 1,079,545 shares of its common stock effective May 1, 2000. See Note 3. "Acquisition of NexGen".

     Stock Options

     The following is a summary of the stock options activity for the nine fiscal months ended July 30, 2000:

     Balance, October 31, 1999                           472,500

          Granted in connection with acquisition of
             NexGen                                      700,000
          Canceled                                       (92,500)
                                                       ---------

     Balance, July 30, 2000                            1,080,000
                                                       =========

     Exercisable, July 30, 2000                          700,000
                                                       =========

     Warrants

     From time to time, the Company issues warrants pursuant to various consulting agreements. All warrants were either exercised or expired during fiscal 1998 and no new warrants were issued in the fiscal nine months ended July 30, 2000, except the warrant issued in connection with the financing transaction described

                     THE BIGHUB.COM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 July 30, 2000
                                  (Unaudited)

     above.

9.   Segment Information
     -------------------

     The Company has three reportable segments for the quarter ended July 30, 2000: Internet, Direct Mail Marketing and Newspaper Publishing. The Direct Mail Marketing and Newspaper Publishing segments were acquired through the purchase of a majority interest in Next Generation Media Corporation on May 1, 2000. The Newspaper Publishing segment was sold on June 30, 2000. See
     Note 10 "Discontinued Operations". Each segment is a separate corporate entity with different management teams and different products and services. The accounting policies of the reportable segments are the same as those set forth in the Summary of Accounting Policies. Summarized financial information concerning the Company's reporting segments for the nine months ended July 30, 2000 and 1999 is presented below.

                         Nine Months Ended July 30, 2000     Nine Months Ended July 30, 1999
                                   Direct      Newspaper                    Direct   Newspaper
                    Internet       Mail        Publishing       Internet    Mail     Publishing
                 ------------------------------------------------------------------------------
Revenue          $   579,209       $2,168,317    $618,106    $    15,261      $0         $0

Segment
profit
(loss)           $(3,547,311)         794,051      81,420    $(1,623,983)      0          0

Total assets       1,772,606        1,960,266           0    $ 1,099,541       0          0

10.  Discontinued Operations
     -----------------------

     On June 30, 2000, the Company sold its Newspaper Publishing segment, Independent News, Inc., in exchange for a promissory note in the amount of $200,000, advertising credits of $270,000, assumption of indebtedness in the amount of $245,000 and cancellation of certain preferred stock of NexGen and accrued and unpaid dividends thereon valued at $342,000 for a total sales price of $1,057,000.

                     THE BIGHUB.COM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 July 30, 2000
                                  (Unaudited)

     The components of the discontinued operations are as follows:


          Gain on sale of segment:
               Sale proceeds (including advertising credits)    $  470,000
               Less book value of assets sold                       (9,180)
               Add liabilities assumed by buyer and preferred
                stock redeemed                                     587,000
                                                                ----------
                                                                $1,047,820
                                                                ==========

11.  Related Party Transactions
     --------------------------

     Disposition of Notes Receivable, Unearned Revenue and certain payables from Related Parties

     During the fiscal quarter ended July 30, 2000, notes receivable from related parties of $1,323,738 due from three affiliates was disposed of as follows. A note receivable from NexGen in the amount of $500,000 was eliminated in consolidation upon the acquisition of NexGen on May 1, 2000. Unearned revenue payable to an affiliate of $243,870 was applied in partial repayment of the note receivable from such affiliate. A payable to the affiliate in the amount of $252,721 was applied in partial repayment of the note receivable from such affiliate. At July 30, 2000, management assessed the likelihood of collecting the remaining balance of $327,147 of notes receivable and accrued interest and determined that the entire amount should be reserved against.

     Unearned Revenue

     Unearned revenue was comprised of prepaid monthly fees pursuant to an Affiliate Agreement (see below) that provided for $573,465 owed by the Company to the affiliate to be offset against the first year fees due to the Company by the affiliate for providing advertising and marketing for the affiliate. The amount of $573,465 represents the net present value of the $50,000 per month fee over twelve months at a discount rate of 10%. As of July 30, 2000, $243,870 of unearned revenue remained to be amortized. For the three and nine month periods ended July 30, 2000, the Company recorded related-party revenue of $150,000 and $350,000, respectively, under this arrangement, comprising 56% and 60%, respectively, of Internet revenues recognized. At July 30, 2000, pursuant to an agreement between the Company and the affiliate, the entire $243,870 balance of unearned revenue was applied in partial payment of a note receivable from the affiliate. See above.

     Related Party Payables

                     THE BIGHUB.COM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 July 30, 2000
                                  (Unaudited)

     On July 30, 2000, the Company agreed to reduce the note receivable from the related party by $252,721, the entire balance owed to such related party by the Company as of July 30, 2000.

     The remaining related party payables of $60,000 are owed to a related party pursuant to a consulting agreement (see below).

     Notes Payable to Related Parties

     During the nine fiscal months ended July 30, 2000, the Company borrowed an aggregate of $1,090,000 for working capital purposes from two affiliates and a stockholder. The notes bear interest of 10% per annum and are due on the closing of the first tranche of the Company's future private placement. Interest expense related to all notes payable to related parties totaled $25,780 and $72,556 during the fiscal quarter and nine month period ended July 30, 2000, respectively.

     On January 31, 2000, the Company exchanged software with a net book value of $433,429 with a related party for a $519,604 reduction in notes payable to the related party. The difference of $86,175 has been recorded to additional paid-in capital in the fiscal nine months ended July 30, 2000.

     As of July 30, 2000, an aggregate of $440,000 in notes payable to related parties plus accrued interest thereon of $12,660 remained outstanding. These notes bear interest of 10% per annum and are due on the closing of the first tranche of the Company's future private placement.

     Operating Expenses

     Operating expenses paid or accrued to a related party for the nine months ended July 30, 2000 was approximately $534,000 most of which was offset against notes receivable on July 30, 2000. See above.

     Affiliate Agreement

     Prior to July 30,2000, the Company had a three-year Affiliate Agreement with an affiliate pursuant to which the Company provided strategic placement of advertising and marketing internet banners on the Company's web site in consideration for a monthly fee payable to the Company. The monthly fee was $50,000 in the first year, $100,000 in the second year, and $125,000 in the third year. For the nine month period ended July 30, 2000, the Company had recorded revenue of $350,000 related to this agreement (see above). On July 30, 2000, the Company and the affiliate agreed to the termination of the Affiliate Agreement.

                     THE BIGHUB.COM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 July 30, 2000
                                  (Unaudited)

     Consulting Agreement

     In April 1999, the Company entered into a three-year consulting agreement with a related party. Pursuant to the agreement, which was subsequently amended, the Company agreed to pay the related party $21,500 per month for consulting services and to provide the lead consultant with full health and life insurance benefits during the term of the agreement. As of January 1, 2000, the agreement was terminated. As of July 30, 2000, the Company owed $60,000 under this agreement, which has been classified as related party payables (see above).

12.  Litigation

     On July 10, 2000, PriceNet USA, Inc. ("PriceNet") filed a Complaint with the Superior Court of the State of California for the County of Orange. The Company was named as a co-defendant along with Jerry Ballah, Bruce Ballah, The BigStore.com, Inc., TheBigStore.com Marketing, Inc., The BigBiz.com, Inc., OhGolly.com, Inc., IpowerBiz.com, PriceNet Marketing, Inc., and MGI Worldnet.com. PriceNet seeks an undetermined amount of compensatory and punitive damages in excess of $25,000,000. PriceNet alleges that the Company
breached the Licensing Agreement dated [   ] by and between the Company and
PriceNet by telling PriceNet not to pay sums due to the Company under the Licensing Agreement and then canceling the Licensing Agreement because of alleged non-payment. PriceNet also alleges that the Company disclosed certain of its confidential information to unauthorized third parties. The Company believes that the claims of PriceNet are specious, defamatory and completely without merit and will vigorously pursue any and all defenses and counterclaims determined to be available to the Company.

     On July 11, 2000, Pacific Finance Search ("Pacific") filed a Complaint with the Orange County Superior Court. The Company was named as a co-defendant along with The BigStore.com, Inc., Michael Skellern, Frank W. Denny, Robert McNulty, and Chet Howard. Pacific seeks alleged contract damages in the amount of $38,600, alleged general damages exceeding $233,500, plus interest, costs and undetermined punitive and exemplary damages to be determined in connection with the co-defendants' alleged breach of contract, common counts, intentional misrepresentation and negligent misrepresentation. The Company has disputed and intends to dispute in trial a portion of the amounts billed by Pacific. Additionally, the Company believes that the claims of Pacific with respect to alleged intentional misrepresentation and negligent misrepresentation are without merit and will vigorously contest them.

     Management is not able to predict the outcome of these matters. As a result, no amounts are recorded related to these matters on the accompanying unaudited financial statements.

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

Introduction

  The following discussion is based upon, and should be read in conjunction with, the audited financial statements of the Company as of and for the fiscal years ended October 31, 1999 and 1998, together with the notes thereto, and the unaudited financial statements of the Company as of July 30, 2000 and for the fiscal three and nine months ended July 30, 2000 and 1999.

  During 1999, the Company underwent a restructuring of its core business to Internet e-commerce. On May 1, 2000, the Company acquired a controlling interest in Next Generation Media Corporation. The results of operations for Next Generation Media Corporation from the date of acquisition through June 30, 2000 are included in the Company's consolidated results of operations reported herein. Accordingly, the Company believes that the following presentation of comparative results of operations, while required, is not meaningful. In addition, the Company believes that historical results are not indicative of future results.

  This Form 10-QSB contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements.

Results of Operations

Fiscal Quarter Ended July 30, 2000 Compared with the Fiscal Quarter Ended July
------------------------------------------------------------------------------
30, 1999
--------

     Sales for the fiscal quarter ended July 30, 2000 increased $3,048,509 to $3,053,654 over the $5,145 recorded during the comparative prior year quarter and was comprised primarily of coupon sales and print advertising revenue in contrast with the web site banner advertising revenue reported in fiscal 1999. Included in sales for the July 30, 2000 fiscal quarter is $150,000 from a related party. Cost of sales in the third fiscal quarter of 2000 increased $2,015,320 to $2,025,752 as compared with the $10,432 reported in the fiscal quarter ended July 30, 1999.

     During the fiscal quarter ended July 30, 2000, general and administrative expenses increased by $1,175,257 to $2,146,865 from the $971,608 reported in the comparative prior year quarter. This change resulted from the increase in the overall business development activities of the Company including operating the Direct Mail Marketing and Newspaper Publishing segments, upgrading its search engine and web site and developing new sources of revenue, in contrast to the prior year quarter's activities which were centered around the restructuring of the Company's core business to Internet e-commerce.

     Depreciation and amortization expense increased by $266,869 to $315,654 in the fiscal quarter ended July 30, 2000 compared to $48,785 reported in the comparative prior year quarter. This increase resulted from the increase in value of the Company's search engine and website as a result of improvements capitalized in the second half of 1999 as well as additions to equipment and the amortization of intangibles acquired in connection with the purchase of a majority interest in NexGen.

     During the period, NexGen reported a gain on discontinued operation of $722,996 in connection with the disposal of the Newspaper Publishing segment.

     As a result of the foregoing, for the fiscal quarter ended July 30, 2000, the Company reported a net loss of ($714,114), or ($0.03) per share. This compares to a net loss of ($1,025,680), or ($0.12) per share for the comparative prior year quarter.

Fiscal Nine Months Ended July 30, 2000 Compared with the Fiscal Nine Months
---------------------------------------------------------------------------
Ended July 30, 1999
-------------------

     Sales for the fiscal nine months ended July 30, 2000 increased $3,350,371 to $3,365,632 over the $15,261 recorded during the comparative prior year period and was comprised primarily coupon sales and print advertising revenue in contrast with the web site banner advertising revenue reported in fiscal 1999. Included in sales for the July 30, 2000 fiscal nine months is $300,000 from a related party. Cost of sales in the first nine fiscal months of 2000 increased $2,216,080 to $2,229,599 as compared with the $13,519 reported in the fiscal nine months ended July 30, 1999.

     During the fiscal nine months ended July 30, 2000, general and administrative expenses increased by $3,655,752 to $4,789,622 from the $1,133,870 reported in the comparative prior year period. This change resulted from the increase in the overall business development activities of the Company including operating the Direct Mail Marketing and Newspaper Publishing segments, upgrading its search engine and web site and developing new sources of revenue, in contrast to the prior year period's activities which were centered around the restructuring of the Company's core business to Internet e-commerce.

     Depreciation and amortization expense increased by $438,494 to $584,489 in the fiscal nine months ended July 30, 2000 compared to $146,355 reported in the comparative prior year period. This increase resulted from the increase in value of the Company's search engine and website as a result of improvements capitalized in the second half of 1999 as well as additions to equipment and the amortization of intangibles acquired in connection with the purchase of a majority interest in NexGen.

     Interest expense decreased by $335,114 to $77,386 in the fiscal nine months ended July 30, 2000 compared to $412,500 reported in the comparative prior year period. One-time, non-cash interest expense in 1999 was incurred in connection with certain equity transactions as set forth in the Company's annual report on Form 10-KSB for the fiscal year ended October 31, 1999. In contrast, interest expense in 2000 was incurred in connection with notes payable and notes payable to related parties.

     During the period, NexGen reported a gain on discontinued operation of $722,996 in connection with the disposal of the Newspaper Publishing segment.

     As a result of the foregoing, for the fiscal nine months ended July 30, 2000, the Company reported a net loss of ($3,564,711), or ($0.19) per share. This compares to a net loss of ($1,623,983), or ($0.29) per share for the comparative prior year period.

Liquidity and Capital Resources

     During the fiscal quarter ended July 30, 2000, the Company's net cash position decreased by $104,389. For the nine months ended July 30, 2000, the Company generated a net of $5,320,771 from financing activities, while operating and investing activities used net cash of $5,438,928. These activities contributed to a $1,723,100 deficit in working capital as of July 30, 2000.

     During fiscal 1999 and the first nine fiscal months of 2000, the Company has relied heavily on funds borrowed from two affiliates and a stockholder who supplied $1,090,000 for the nine fiscal months ended July 30, 2000. As of July 30, 2000, all but $440,000 of such funds had been repaid. The Company may be required to borrow additional funds from these parties or other sources. There cannot be any assurances that funds will continue to be available from either of these parties or any other source.

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

     On May 1, 2000, the Company purchased approximately 69% of the issued and outstanding capital stock of Next Generation Media Corporation ("NexGen") (52% on a fully diluted basis), from an NexGen and aggregate of 28 shareholders of NexGen. The Company issued 1,079,545 shares of common stock in consideration for the NexGen shares. In addition, the Company gave two of the NexGen shareholders, Joel Sens and Gerard R. Bernier, options to purchase an aggregate of 300,000 shares of the Company's common stock at an exercise price of $1.25 per share and options to purchase an aggregate of 400,000 shares of Company's common stock at an exercise price of $5.50 per share, as additional consideration in the transaction. The total consideration (including the value of the options) was $2,865,732.

     Because the Company had incurred cumulative losses over the last two fiscal years of $4,460,812, had a working capital deficit of approximately $3,039,196 as of October 31, 1999 and because of the lack of profitable operational history in Internet services, the Company's auditors, in their report on the financial statements of the Company as of October 31, 1999, expressed doubt as to the Company's ability to continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. In addition, the Company incurred a net loss of $3,564,711 for the nine fiscal months ended July 30, 2000. Finally, the Company has consented to the termination of all material revenue generating contracts held by the Internet segment. The Company intends to obtain additional debt and equity financing for marketing, software development and the funding of operations as well as the generating of income from strategic alliances and
sales of products and services.   Management believes these funding sources will
be sufficient to fund its capital expenditures, working capital requirements and other cash requirements through at least December 31, 2000.

     As of the date of this report, we are attempting to raise additional funds with a private placement to accredited investors. We seek to raise up to approximately $3.0 million from such a placement, which we anticipate would be adequate funding for the next four months and for preparation of an anticipated secondary public offering. At present, we are managing the private placement. There is no assurance we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us.

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

     Neither the Company nor its customers or suppliers are known to have experienced any Year 2000 problems as of the filing of this quarterly report on Form 10-QSB. However, there can be no assurance that the Year 2000 problem will not affect the Company in the future by causing disruptions in the business operations of persons with whom the Company does business, such as customers or suppliers. Future or undiscovered Year 2000 problems could have a material adverse effect on the Company.

  If the necessary providers of power, communications and other such providers of important services are not fully prepared for the Year 2000, the Year 2000 could have a material impact on the Company. We have no way of knowing how the Year 2000 will affect future Internet functions.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

     On July 10, 2000, PriceNet USA, Inc. ("PriceNet") filed a Complaint with the Superior Court of the State of California for the County of Orange. The Company was named as a co-defendant along with Jerry Ballah, Bruce Ballah, The BigStore.com, Inc., TheBigStore.com Marketing, Inc., The BigBiz.com, Inc., OhGolly.com, Inc., IpowerBiz.com, PriceNet Marketing, Inc., and MGI Worldnet.com. PriceNet seeks an undetermined amount of compensatory and punitive damages in excess of $25,000,000. PriceNet alleges that the Company
breached the Licensing Agreement dated [   ] by and between the Company and
PriceNet by telling PriceNet not to pay sums due to the Company under the Licensing Agreement and then canceling the Licensing Agreement because of alleged non-payment. PriceNet also alleges that the Company disclosed certain of its confidential information to unauthorized third parties. The Company believes that the claims of PriceNet are specious, defamatory and completely without merit and will vigorously pursue any and all defenses and counterclaims determined to be available to the Company.

     On July 11, 2000, Pacific Finance Search ("Pacific") filed a Complaint with the Orange County Superior Court. The Company was named as a co-defendant along with The BigStore.com, Inc., Michael Skellern, Frank W. Denny, Robert McNulty, and Chet Howard. Pacific seeks alleged contract damages in the amount of $38,600, alleged general damages exceeding $233,500, plus interest, costs and undetermined punitive and exemplary damages to be determined in connection with the co-defendants' alleged breach of contract, common counts, intentional misrepresentation and negligent misrepresentation. The Company has disputed and intends to dispute in trial a portion of the amounts billed by Pacific. Additionally, the Company believes that the claims of Pacific with respect to alleged intentional misrepresentation and negligent misrepresentation are without merit and will vigorously contest them.

Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

     On May 1, 2000, the Company purchased approximately 69% of the issued and outstanding capital stock of Next Generation Media Corporation ("NexGen") (52% on a fully diluted basis), from NexGen and an aggregate of 28 shareholders of NexGen.

     The Company issued 1,079,545 shares of common stock in consideration for the NexGen shares. In addition, the Company gave two of the NexGen shareholders, Joel Sens and Gerard R. Bernier, options to purchase an aggregate of 300,000 shares of the Company's common stock at an exercise price of $1.25 per share and options to purchase an aggregate of 400,000 shares of Company's common stock at an exercise price of $5.50 per share, as additional consideration in the transaction.

     The total consideration (including the value of the options) was $2,865,732.


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

10.1 Stock Purchase Agreement, dated March 16, 2000, by and among The BigHub.com, Inc., Next Generation Media Corporation, the "Preferred Shareholders" and the "Common Shareholders."
                    *****

10.2 Stock Purchase Agreement, dated March 16, 2000, by and among The BigHub.com, Inc., Next Generation Media Corporation, Gerard R. Bernier, and Joel Sens.*****

10.3 Registration Rights Agreement, dated March 16, 2000, by and among The BigHub.com, Inc. and Investors.*****

27.1                Financial Data Schedule*

     ____________________
*     Filed herewith.
**    Filed with the Form 10-KSB of The BigHub.com, Inc. filed on January 27,
      2000
*** Filed with Amendment No. 1 to the Form 10-SB of The BigHub.com, Inc. filed on October 1, 1999.
****  Filed with the Form 10-SB of The BigHub.com, Inc. filed on August 20,
      1999.
***** Filed with the Form 8-K of The BigHub.com, Inc. filed on May 15, 2000



  (b) Reports on Form 8-K


  Date Filed      Subject
  ----------      -------

  5/1/00          Acquisition of 52% of Next Generation Media Corp.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



The BigHub.com, Inc.


By:   /s/ Chet Howard
     ---------------------------------------
Chet Howard, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date:  October 12, 2000